Form 10QSB
period 2007-04-30
Outsiders Entertainment, Inc.
filed 2007-06-14
CIK 1378846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended May 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 141141

OUTSIDERS ENTERTAINMENT, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	01-0692341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Brian D. Wolff Outsiders Entertainment, Inc. 153 West 27th Street New York, NY 10001-6203 (Address of principal executive offices)

212–924-8877
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  *  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of June 4, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-141141) was declared effective on May 4, 2007

OUTSIDERS ENTERTAINMENT, INC.

OUTSIDERS ENTERTAINMENT, INC.

Balance Sheet

May 31, 2007

(Unaudited)

ASSETS

Current Assets:
Cash	$1,343
Prepaid rent	2,400
Total Current Assets	3,743

Recording Studio Equipment – net	1,000

Recording Assets to be Installed	3,800

Deposits and other	7,000

TOTAL ASSETS	$15,543

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable to President	$7,150
Accrued expenses	16,357
Total Current Liabilities	23,507

Stockholders' Deficit:
Common stock: $0.001 par value; authorized: 100,000,000 shares; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	34,400
Deficit	(52,364)
Total Stockholders’ Deficit	(7,964)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,543

OUTSIDERS ENTERTAINMENT, INC.

Statements of Operations

For the Three Months Ended May 31, 2007 and 2006

(unaudited)

	2007	2006

Revenue	$4,664	$11,940
Costs and Expenses:
Operating	21,618	13,457
Total	21,618	13,457

Loss before taxes	(16,954)	(1,517)
Benefit (Provision) for income taxes	-	-

Net Loss	$(16,954)	$(1,517)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	10,000,000	9,400,000

See Notes to Financial Statements.

OUTSIDERS ENTERTAINMENT, INC.

Statements of Operations

For the Nine Months Ended May 31, 2007 and 2006

(unaudited)

	2007	2006

Revenue	$22,074	$42,713
Costs and Expenses:
Operating	54,980	44,529
Loss from theft	7,705	-
Total	62,685	44,529

Loss before taxes	(40,611)	(1,816)
Benefit (Provision) for income taxes	-	-

Net Loss	$(40,611)	$(1,816)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	9,901,099	9,400,000

See Notes to Financial Statements.

OUTSIDERS ENTERTAINMENT, INC.

For the Nine Months Ended May 31, 2007 and 2006

Statements of Cash Flows

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,611)	$(1,816)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contribution of services	9,000	9,000
Depreciation expense	2,834	3,765
Loss from theft	7,705	-
Change in net operating assets	14,774	488
Net Cash Provided (Used) by Operating Activities	(6,298)	11,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,800)	(9,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from President	7,150	-
Sale of shares	600	-
Total	7,750	-

INCREASE (DECREASE) IN CASH:	(2,348)	1,702

CASH AT BEGINNING OF PERIOD	3,691	812
CASH AT END OF PERIOD	$1,343	$2,514

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See notes to financial statements.

OUTSIDERS ENTERTAINMENT, INC.

Notes to Financial Statements

May 31, 2007

(Unaudited)

1.

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended May 31, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on May 4, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.

STOCKHOLDERS’ EQUITY

In October 2006, the Company sold 600,000 shares of its common stock to 39 shareholders for $600 in cash.

On September 15, 2006, the Board of Directors approved the Company’s 2006 Non-Statutory Stock Option Plan (the “Plan”) whereby the Company reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might  increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

No options or other awards have been issued or are outstanding under the Plan as of June 4, 2007.

3.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company commenced operations in May 2005 but has not signed any recording artists and has no source of fixed or recurring income. It also has no credit facilities but does have fixed monthly expenses relating to its lease agreement.

Company will actively seek to sign recording artists and ensure that independent artists and producers continue to use its recording studio.  If the Company is unsuccessful in these efforts and cannot obtain new engagements or a source of funding, it may substantially curtail or terminate its operations

4.

THEFT OF EQUIPMENT

In January 2007, there was a burglary in the Company’s recording studio. Most of the Company’s high tech recording equipment, which was not insured, was stolen resulting in the capacity and capability of the studio to be substantially reduced. The Company is negotiating with the landlord and its insurance carrier to recover some or all of its losses and is exploring its other legal remedies. It is also planning to install an alarm system in the studio. After the alarm system is installed, the Company intends to replace the stolen equipment. The net book value of the stolen equipment was $7,705 and was written off in January 2007. No amount has been recorded with respect to a possible settlement with the landlord.

5.

LOAN FROM PRESIDENT

The Company’s President loaned the Company $7,150 during the quarter ended May 31, 2007 to pay for operating expenses and replace studio equipment.  The loan bears no interest and is due on demand.  The balance of the loan as of May 31, 2007 was $7,150.

6.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently  required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently reviewing the requirements of this statement and, at this point in time, has not determined the impact, if any, that this statement may have on its results of operations and financial position.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Introduction

We were incorporated on March 4, 2002 with the goal of being an independent record label and entertainment management firm focused on signing and representing artists in the rhythm and blues, "hip-hop" and rap genres particularly. We opened an office and began revenue generating activities in May 2005. We have not signed any artists. Substantially all of our revenue to date relates to permitting unaffiliated recording artists having no association with us to utilize our recording studio on an hourly or negotiated rental basis. Our independent auditors state in their audit report, dated March 3, 2007, that there is substantial doubt about our ability to continue as a going concern.

Our goal is to identify and sign unknown recording artist(s) with talent and potential and promote those artists careers by making and distributing recordings for them and promoting them within the industry. In effect, our goal is to be directly involved in every stage of developing the careers of our artists. We believe that most artists who sign with an independent record label and entertainment management business do so only after first attempting to obtain a contract with a major record label. Most agreements between independent record labels and artists are relatively short, typically for one or two albums, or even just a few singles. Therefore, it is difficult to estimate the proceeds that may be earned from the first few artists who we represent.

We do not anticipate spending more than $10,000 in connection with promoting any one recording artist. We also cannot predict the likelihood or timing of signing an artist with potential and talent.

Operations

Revenue was $22,074 in 2007 compared with $42,713 in 2006. For the first four months of the period ended May 31, 2007 we solicited business in the same way as we did the prior year. However, fewer people engaged our services.  In January 2007, there was a burglary in our recording studio. Most of our high tech recording equipment, which was not insured, was stolen resulting in the capacity and capability of the studio to be substantially reduced. We are negotiating with the landlord and its insurance carrier to recover some or all of our losses and are exploring our other legal remedies. We are also planning to install an alarm system in the studio. After the alarm system is installed, we intend to replace the stolen equipment. The net book value of the stolen equipment was $7,705 and was written off in January 2007. No amount has been recorded with respect to a possible settlement with the landlord. The replacement equipment will be financed through loans and a capital contribution from our president and is expected to be installed by June 30, 2007. Our president will provide us with loans of up to $20,000 to meet operating expenses, including the costs needed to negotiate agreements with recording artists if an opportunity becomes available, until the new equipment is installed.

As a result of this robbery and the time required to purchase and install new equipment, our revenue producing activity for the remainder of the fiscal year is likely to be seriously impaired. We believe that operating levels will resume at the levels realized before the theft within three months of the new equipment being installed. No assurances can be provided, however, that we will be successful in this undertaking.

Operating expenses were as follows for the nine months ended May 31, 2007 and 2006:

	2007	2006

Rent	$24,210	$26,796
Communications	1,642	2,399
Water for office	324	515
Professional fees	14,774	-
Compensation	9,600	9,000
Depreciation	2,834	3,765
Other	1,596	2,054
Loss from theft	7,705	-
Total	$62,685	$44,529

Rent expense relates to the rent for our office and studio. The lease calls for monthly rental expense of $2,800 plus certain utilities. Communications represents principally telephone expenses. Water is needed for interns who work at the office and people who use our recording studio. All three expense categories decreased because of the theft of equipment in January which reduced our activities in January and February 2007. Depreciation relates principally to the equipment in our recording studio.

The compensation relates to our President. The amounts due have all been contributed to capital.

The professional fees principally relate to our auditors.

Liquidity

Outsiders does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances if or when needed will be available. We do not believe that we need funding to continue our operations at our current level because we do not have a capital-intensive business plan, and our fixed cost level is low. To date we have covered expenses from fees paid for use of our recording studio. We would need some form of financing if use of our recording studio decreased significantly or if we do not get our stolen equipment replaced by June 30, 2007. The replacement equipment will be financed through loans and a capital contribution from our president and is expected to be installed by June 30, 2007. The total cost of the replacement equipment is expected to approximate $20,000 to $25,000. Our president will provide us with loans of up to $20,000 to meet operating expenses, including the costs needed to negotiate agreements with recording artists if an opportunity becomes available, until the new equipment is installed. The loan from our president amounted to $7,150 at May 31, 2007. It is noninterest-bearing and due on demand.

Private capital, if sought, will be sought from former business associates of our president or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares to compensate employees/consultants wherever possible. If we are successful in using restricted shares to satisfy operating obligations, it will help our cash flow and possibly enable us to meet some or all of the obligations of being a public company without needing other sources of financing.

We are a public entity, subject to the reporting requirements of the Exchange Act of 1934. We will incur ongoing expenses associated with the professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $25,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate independent contractors by issuing stock options and/or restricted shares of our stock instead of cash to settle obligations, although there can be no assurances that we will be successful in any of those efforts.

Our president has not taken any cash compensation since inception and has agreed to defer compensation otherwise payable to him so as to permit us to remain viable and meet our expenses if sufficient revenues are not generated.  Through May 31, 2007, all of the work performed by our president has been considered a contribution of capital. If compensation is deferred under this agreement, it will be accrued and paid in the future if and when sufficient resources exist to do so.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, that will increase our operating costs or cash requirements in the future.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended August 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Seasonality

To date, we have not noted any significant seasonal impacts.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None, except that the Company is currently negotiating with the insurance carrier for its landlord in an effort to settle matters relating to the theft of equipment referred to in Note 4 to its unaudited financial statements included herein.

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Outsiders Entertainment, Inc.

(Registrant)

/s/ Brian D. Wolff

Brian D. Wolff

Title: President and

Chief Financial Officer

June 13, 2007