Form 10QSB
period 2007-09-30
Customer Acquisition Network Holdings, Inc.
filed 2007-11-14
CIK 1378846

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number: 333-141141

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
(Exact name of Small business issuer in its charter)

DELAWARE	01-0692341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 E. LAS OLAS BLVD., SUITE 1560 FT. LAUDERDALE, FL	33301
(Address of principal executive offices)	(Zip code)

(954)712-0000
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of November 9, 2007, 34,313,000 shares of Issuer’s common stock, with $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2007
Assets

Current assets:
Cash and cash equivalents	$2,029,093
Accounts receivable, net	1,554,047
Prepaid assets and other current assets	89,111
Total current assets	3,672,251

Property and equipment, net	114,021
Intangible assets (net of accumulated amortization of $91,094)	1,298,906
Goodwill	7,208,566
Other assets	66,212
Deferred tax asset, net	243,582
Total assets	$12,603,538

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,566,116
Accounts payable-related parties	22,412
Accrued expenses	422,073
Past service bonus	200,000
Total current liabilities	2,210,601

Deferred tax liability	519,563
Total liabilities	2,730,164
Commitments and contingencies (note 6)

Stockholders’ equity:

Preferred Stock, $0.001 par value; 10,000,000 shares authorized, zero
shares issued and outstanding	-
Common Stock, $0.001 par value; 140,000,000 shares authorized,
34,313,000 issued and outstanding	34,313
Additional paid-in capital	10,776,848
Accumulated deficit	(937,787)
Total stockholders’ equity	9,873,374

Total liabilities and stockholders’ equity	$12,603,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-month period ended September 30, 2007	From June 14, 2007 (inception) to September 30, 2007)
Revenues	$1,169,991	$1,169,991
Cost of revenue	1,083,613	1,083,613
Gross profit	86,378	86,378

Operating expenses:

General and administrative	939,848	939,848
Sales and marketing	109,884	109,884
Amortization of intangible assets	91,094	91,094
Merger, acquisition and organizational costs	187,353	187,353
Total operating expenses	1,328,179	1,328,179

(Loss) from operations	(1,241,801)	(1,241,801)
Other income (expense)	23,995	23,995

(Loss) before income tax benefit	$(1,217,806)	$(1,217,806)
Income tax benefit	280,019	280,019
Net loss	$(937,787)	$(937,787)

Net loss per share - basic	(0.04)	(0.04)

Weighted average shares outstanding - basic	23,756,165	22,292,694

Net loss per share - diluted	(0.04)	(0.04)

Weighted average shares outstanding - diluted	23,756,165	22,292,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance as of June 14, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of Common Stock to founders and officers	16,600,000	16,600	-	-	16,600
Recapitalization and split-off	6,575,000	6,575	(6,575)	-	-
Issuance of Common Stock through private placement, net of offering costs of $139,584	7,138,000	7,138	6,991,278	-	6,998,416
Issuance of Common Stock in connection with Desktop Interactive, Inc. merger	3,500,000	3,500	3,496,500	-	3,500,000
Conversion of convertible notes to common stock	500,000	500	252,334	-	252,834
Warrants - professional services	-	-	267,722	-	267,722
Stock compensation expense - options	-	-	38,993	-	38,993
Unamortized deferred compensation - warrants	-	-	(263,404)	-	(263,404)
Net loss	-	-	-	(937,787)	(937,787)
Balance, September 30, 2007	34,313,000	34,313	10,776,848	(937,787)	9,873,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

September 30, 2007
Net cash used in operating activities:	$(895,542)

Cash from investing activities
Purchases of property and equipment	(60,847)
Acquisition of business, net of cash acquired	(4,279,534)

Cash used in investing activities	(4,340,381)

Cash flows from financing activities:
Proceeds from convertible promissory notes	250,000
Proceeds from private placement, net of offering costs paid	6,998,416
Proceeds from issuance of common stock	16,600
7,265,016
Net cash provided by financing activities

Net increase in cash and cash equivalents	2,029,093

Cash and cash equivalents:
Beginning of period	-
End of period	$2,029,093

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-

Non-cash investing and financing activities:
Issuance of common stock in business combination	$3,500,000
Conversion of convertible notes	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)

1.  Basis of Presentation

Overview

Customer Acquisition Network, Inc.  was formed in Delaware on June 14, 2007.

Outsiders Entertainment, Inc.  was incorporated on March 4, 2002 under the laws of the State of Delaware. On August 28, 2007 the name was changed to Customer Acquisition Network Holdings, Inc.

On August 28, 2007, Customer Acquisition Network Holdings, Inc. ("Holdings"), entered into an Agreement and Plan of Merger and Reorganization (the “CAN Merger Agreement”) by and among Holdings, Customer Acquisition Network, Inc. ("CAN"), and CAN Acquisition Sub Inc., a newly formed, wholly-owned Delaware subsidiary of Holdings (“CAN Acquisition Sub”). The merger transaction contemplated under the CAN Merger Agreement (the “CAN Merger”) was consummated on August 28, 2007, at which time CAN Acquisition Sub was merged with and into CAN, and CAN, as the surviving corporation, became a wholly-owned subsidiary of Holdings.

On August 31, 2007, Holdings entered into an Agreement and Plan of Merger (the “Desktop Merger Agreement”) by and among Holdings, Desktop Interactive, Inc., a privately held Delaware corporation (“Desktop”), CAN and Desktop Acquisition Sub, Inc., a newly formed, wholly-owned Delaware subsidiary of Holdings (“Desktop Acquisition Sub”). The merger transaction contemplated under the Desktop Merger Agreement (the “Desktop Merger"), was consummated on August 31, 2007, at which time, Desktop Acquisition Sub was merged into Desktop, and Desktop, as the surviving corporation, became a wholly-owned subsidiary of Holdings.

After the CAN Merger, Holdings succeeded to the business of CAN as its sole line of business. Desktop owned and operated an Internet advertising network serving Internet advertising to website publishers including proprietary ad serving technology operated under the name “Interclick.” After the Desktop Merger, we also continued to operate the Desktop business.

Unless the context requires otherwise, references to the "Company," "CAN," "we," "our" and "us" for periods prior to the closing of our reverse merger on August 28, 2007, refer to Customer Acquisition Network, Inc., a private Delaware corporation that is now our wholly-owned subsidiary, and references to the "Company," "we," "our" and "us" for periods subsequent to the closing of the reverse merger on August 28, 2007, refer to Customer Acquisition Network Holdings, Inc., a publicly traded company, and its subsidiaries, Customer Acquisition Network, Inc and Desktop Acquisition Sub, Inc.

The Company was previously presented as a developments stage company. Upon its acquisition of Desktop on August 31, 2007, the Company exited the development stage.

Interim Consolidated Financial Statements

The interim condensed consolidated financial statements have been prepared from our records without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly our consolidated financial position at September 30, 2007, and our consolidated results of operations and cash flows for the three months ended September 30, 2007and from June 14, 2007 (inception) to September 30, 2007, have been made.

The interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s form 8-K/A filed on October 18, 2007, with the U.S. Securities and Exchange Commission (“SEC”) as well as the Company’s form 8-K filed on August 30, 2007 and 8-K filed on September 4, 2007, or amended and restated by a form 8-K/A filed on September 5, 2007, respectively. The results of operations for the three months ended September 30, 2007 and from June 14, 2007 (inception) to September 30, 2007, are not necessarily indicative of the results to be expected for any other interim period or for the full year.

On June 28, 2007, the Company entered into employment contracts with the Company’s current Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Officers”). As part of their employment contracts, the Officers were granted collectively, 2.6 million shares of Founders stock for which they paid the then, fair market value. Coincident with entering into the Officers’ employment agreements, the Company’s two majority shareholders advanced $250,000 to the Company in the form of convertible notes, convertible at $.50 or 500,000 shares.

In July, 2007, CAN commenced, through a private offering, the raising of additional equity capital for the primary purpose of acquiring internet platform networks across multiple channels of distribution (e.g. email, ad and affiliate networks) as well as funding general operations and expansion. As of the final closing of the private offering on August 31, of 2007, CAN and its parent Holdings raised $6,998,416, net of offering costs in permanent equity.

Merger with Customer Acquisition Network Holdings, Inc.

On August 28, 2007, Holdings entered into the CAN Merger Agreement by and among Holdings, CAN and CAN Acquisition Sub. Upon closing of the CAN Merger, CAN Acquisition Sub merged with and into CAN, and CAN, as the surviving corporation, became a wholly-owned subsidiary of Holdings . Prior to the CAN Merger, Holdings’ name was changed to Customer Acquisition Network Holdings, Inc. and Holdings effected a 10.9583333333 -for-1 share split of its common stock (the “Stock Split”).

At the closing of the CAN Merger, each share of the Company’s common stock issued and outstanding, 24,238,000 immediately prior to the closing of the CAN Merger, was converted into the right to receive one share of Holdings’ common stock. In addition, pursuant to the CAN Merger Agreement and under the terms of an attendant Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, Holdings transferred all of its pre- CAN Merger assets and liabilities to its newly formed wholly owned subsidiary, Outsiders Entertainment Holdings, Inc. (“Splitco”). Subsequently, Holdings transferred all of its outstanding capital stock of Splitco to a major stockholder of Holdings in exchange for cancellation of all shares of Holdings’ common stock held by such shareholder (the “Split off”). The remaining shares outstanding (6,575,000, excluding the Holdings shares issued to CAN’s shareholders as a result of the CAN Merger), represent the surviving “Public Float” shares, of which 2.6 million shares are restricted.

Recapitalization

Prior to the closing of the CAN Merger, Holdings had limited operations and net assets. At the same time, CAN had significantly more capital than Holdings and had commenced certain publishing/advertising operations. In addition, as discussed in “Merger with Desktop,” after the closing of the CAN Merger, Holdings consummated an acquisition (the “Desktop Acquisition”) and effected the Split off. As a result of these facts and the former shareholders of CAN obtaining voting and management control of the combined entity, the CAN Merger is considered and accounted for as a recapitalization of CAN, with CAN being considered as the acquirer and Holdings the acquiree. Accordingly, the Company’s financial statements for periods prior to the CAN Merger become those of the acquirer, retroactively restated for the equivalent number of shares received in the CAN Merger. Operations prior to the CAN Merger are those of the Company and earnings per share for the period prior to the CAN Merger are restated to reflect the equivalent number of shares outstanding.

On a recapitalized basis, as of September 30, 2007, upon the closing of the CAN Merger and reflecting the effects of the Split off, there are 34,313,000 total shares outstanding, 27,738,000 issued by Holdings to the CAN’s shareholders and 6,575,000 shares representing the Public Float, of which 2.6 million shares are restricted.

Merger with Desktop

On August 31, 2007, Holdings entered into and consummated an Agreement and Plan of Merger (the “Desktop Merger”), wherein Holdings acquired Desktop Interactive, Inc. (“Desktop”), a privately held Delaware corporation engaged in the internet advertising business. The initial merger consideration (the “Merger Consideration”) consisted of $4.0 million in cash and 3.5 million shares of Holdings’ stock valued at $1 per share, for a total initial purchase price of $7.5 million. In addition, Holdings also incurred legal and other fees associated with the Desktop Merger of approximately $362,000 and agreed to pay a past service bonus of $200,000 for a total purchase price of approximately $8,062,000. The shares of Holdings’ stock issued in conjunction with the Desktop Merger are subject to a 12-month lockup.

In addition to the initial merger consideration, Holdings is obligated to pay an additional $1 million (the “Earn Out”) if Desktop achieves certain revenue and gross margins, as defined, in the 90 day period subsequent to closing the Desktop Merger. In addition, if Desktop achieves other certain revenues, as defined, the Earn Out is subject to acceleration. Holdings has accounted for the acquisition utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The results of operations of Desktop Interactive, Inc. will be included in the consolidated results of operations of the Company beginning on September 1, 2007. The net purchase price, including acquisition costs paid, was allocated to assets acquired and liabilities assumed as follows:

Current assets (including cash of $82,260)	$1,802,751
Property and equipment	63,197
Other assets	35,873
Goodwill	7,208,566
Other intangibles	1,390,000
Liabilities assumed	(1,882,593)
Deferred tax liability	(556,000)
Net purchase price	$8,061,794

Prior to its acquisition, the Company’s strategic evaluation of Desktop centered on Desktop’s publisher relationships and its achievable reach, otherwise referred to as scale. Reach is defined in terms of the percentage of the domestic online population that can be reached through advertisements served by Desktop. As of September 30, 2007 as indicated by ComScore, the industry standard on which an ad network’s reach in terms of advertising impressions delivered is measured, Desktop ranks eleventh nationally with a 47% reach. This level of reach/scale is critical to Desktop’s ability to attract, retain and increase its advertising customer base and is the basis for recognizing $7,208,566 in goodwill as of September 30, 2007.

Intangible assets acquired include Customer Relationships and Developed Technology.

Unaudited pro forma results of operations data as if the Desktop Merger had occurred as of January 1, 2007 are as follows:

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
Pro forma revenues	$3,490,784	$6,399,393
Pro forma loss from operations	(1,315,497)	(1,190,013)
Pro forma net loss	(984,714)	(889,038)
Pro forma loss per share	(0.029)	(0.026)
Pro forma diluted loss per share	(0.029)	(0.026)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2007, and is not intended to be a projection of future results.

Pursuant to the terms of the Desktop Merger, on October 5, 2007, $643,000 was paid as part of the Desktop earn-out and purchase price and goodwill was adjusted for purposes of applying purchase accounting under SFAS 141.

2. Significant Accounting Policies

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2007 include the valuation of accounts receivable, valuation and amortization periods of intangible assets, valuation of capital stock, options and warrants granted for services, or other non-cash purposes including business combinations, estimates of allowances for revenue adjustments and the estimate of the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2007.

Principals of Consolidation

The consolidated financial statements include the accounts of Customer Acquisition Network Holdings, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidation.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivables are stated at gross invoice amounts less an allowance for doubtful accounts receivable.

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance.

Business Combinations

The Company accounts for its acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates, determination of appropriate discount rates, estimates of advertiser and publisher turnover rates, and estimates of terminal values. These assumptions are generally made based on available historical information. Definite-lived identifiable intangible assets are amortized on a straight-line basis, as this basis approximates the expected cash flows from the Company’s existing definite-lived identifiable intangible assets

Intangible Assets

The Company records the purchase of intangible assets in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” Intangible assets consist of Customer Relationships, $600,000, and Developed Technology, $790,000.

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the Customer Relationships. Accordingly, amortization for the four month period ending December 31, 2007 is 52% and 43% and 5% for the years ended December 31, 2008 and 2009, respectively.

Developed Technology is being amortized on a straight-line basis over 5 years.

As of September 30, 2007, Intangible Assets, net of amortization are $1,298,906.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of September 30, 2007, the Holdings reporting units consisted of the Company and Desktop. The Company, and now Holdings, has elected to test for goodwill impairment annually as of December 31.

Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

Revenues consist of amounts charged to customers, net of discounts, credits and amounts paid or due under revenue sharing arrangements, for actions on advertisements placed on our publisher vendor’s websites. The Company’s revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable. Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as a principal. Accordingly, revenue is recognized on a gross basis.

Cost of Revenue

Cost of revenue consists of publisher fees. The Company becomes obligated to make payments related to the above fees in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying statement of operations.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, are carried at historical cost basis. At September 30, 2007, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payables.

Stock-based Compensation

Compensation expense associated with the granting of stock based awards to employees and directors and non-employees is recognized in accordance with SFAS No. 123(R), ”Share Based Payment” and related interpretations. SFAS No. 123(R) requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per common share is computed using the weighted-average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents.

Recent Accounting Pronouncements

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"): In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

3. Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt to shares of common stock outstanding at September 30, 2007, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

	Three-month period ended September 30, 2007	From June 14, 2007 (inception) to September 30, 2007)

Net (loss)	$(937,787)	$(937,787)

Weighted-average common shares
outstanding—basic	23,756,165	22,292,694

Dilutive effect of stock options	-	-

Number of shares used to compute net
income per common share—diluted	23,756,165	22,292,694

Net (loss) per common share:

Basic	(0.04)	(0.04)

Diluted	(0.04)	(0.04)

4. Income Taxes

As part of the allocation of purchase price associated with the Desktop Merger (see Note1) as deferred tax liabilities of $556,000 were established as a result of differences between the book and tax basis of acquired intangible assets. In addition, as of September 30, 2007 the company has a net deferred tax asset of $243,582 recognized as of result of $1,217,806 consolidated net loss before income taxes for the period from June 14, 2007 (inception) to September 30, 2007. The deferred tax asset is net of a $191,506 valuation allowance.

The difference between the statutory overall combined federal and state benefit of 40% and the effective 23.7% benefit for the three month period ended September 30, 2007 is a result of a $191,506 valuation allowance provision.

5. Shareholders’ Equity

Common Stock

At inception, CAN issued 14,000,000 common shares to two founders for a subscription receivable of $14,000 or $0.001 per share. The subscription payment was received in August 2007.

On June 28, 2007, CAN issued 2,600,000 common shares to three officers pursuant to their employment agreements. A subscription receivable of $2,600 or $0.001 per share was recorded as of July 31, 2007. The subscription payment was received in August 2007.

During July and August 2007 the Company issued 7,138,000 common stock for proceeds of $6,998,416 net of offering costs of $139,584.

On August 28, 2007 the Company is deemed to have issued 6,575,000 common shares pursuant to a recapitalization (See Note1).

On August 28, 2007 the Company issued 500,000 common shares upon conversion of $250,000 mandatory redeemable convertible debt.

On August 31, 2007, the Company issued 3,500,000 common shares in consideration for the purchase of Desktop (See Note 1),

Consulting Agreement and Warrant Granted

On August 29, 2007, Holdings assumed CAN’s obligations pursuant to a consulting agreement with a provider of investor and public relation services (the “Consulting Agreement”). Under the terms of the Consulting Agreement, the service provider is to provide described services under a 12-month term at fees of $7,000 monthly. In connection with the Holdings entering into the Consulting Agreement, Holdings issued, on September 5, 2007, 500,000 warrants for Holdings stock at an exercise price of $2.00 per share (the “Warrant”). The Warrant expires on September 5, 2012 and it and the underlying warrant shares are subject to an 18-month lock-up. In addition, as of the date, Holdings entered into the Consulting Agreement, the Warrant issued under such Consulting Agreement is fully vested and non-forfeitable. Accordingly, in accordance with Emerging Issues Task Force 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” the fair market value of the Warrant, $267,772, is being deferred and recognized pro rata over the term of the agreement. The Company recorded compensation expense of $4,318 for the three month period ended September 30, 2007 in connection with this warrant.

The value of the warrant has been reflected in equity as is the corresponding unamortized deferred compensation.

Stock Incentive Plan and Option Grants

Pursuant to the CAN Merger, Holdings’ Board of Directors approved the 2007 Stock Incentive Plan (the “Plan”) that provides for the grant of up to 4,500,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants.

Immediately following the CAN Merger, on August 28, 2007 ( the “Measurement Date”), Holdings granted to three officers, options to purchase shares of Holdings common stock pursuant to their respective employment agreements. In connection with such grants, Holdings’ Chief Executive Officer, Chief Operating Officer and Chief Financial Officer each received options to purchase 1,350,000, 500,000, and 385,000 shares of our common stock respectively. The term of each option granted to Holdings’ senior executives under the 2007 Stock Incentive Plan is 5 years expiring June 28, 2012. The per share exercise price of each option is $1.00. One-twelfth (1/12) of the options granted will vest and become exercisable each quarter that the executive remains employed with us after giving effect to the CAN Merger.

In addition to options granted to officers, on August 28, 2007, we granted 100,000 common stock options to each of five Board directors, two of whom were also officers, pursuant to the 2007 Stock Incentive Plan. The term of each option granted to Holdings’ senior executives under the 2007 Stock Incentive Plan is 5 years expiring August 28, 2012. The per share exercise price of each option is $1.00. With respect to the two employee directors, one-twelfth (1/12) of the options granted will vest and become exercisable each quarter that the executive remains employed with us after giving effect to the CAN Merger. The options granted to the Company’s other directors vest 25% on each anniversary of the date of grant except in the event that a non employee director is terminated for “Cause” in accordance with the Company’s by-laws, options continue to vest as set forth above and are exercisable at any time prior to the expiration date in the event that such director no longer serves on our board.

Immediately following the Desktop Merger on August 31, 2007, Holdings, pursuant to the Plan, granted the President of Desktop Interactive, options to purchase 300,000 shares of Holdings’ common stock at an exercise price of $1.00 per share. The term of these options is 5 years expiring August 31, 2012. One-quarter of the options granted will become exercisable each year the President remains employed with Holdings, after giving effect to the Desktop Merger. The exercise price per share of each option is $1.00.

On September 21, 2007, Holdings granted 465,000 common stock options at an exercise price of $1.00 per share to certain employees of Desktop. Such options expire September 21, 2012 and vest one quarter per year over 4 years.

For options granted under the 2007, the Company estimated fair values using the Black-Scholes option-pricing model, based on the following assumptions:

Dividend Yield	0.0%
Risk free interest rates	4.16%-4.31%
Volatility (Based on comparative Companies)	80%
Expected Life (years)	5

The total value related to the 2007 Plan for options granted is approximately $2,270,000, to be recognized over the respective vesting periods. The Company recorded compensation expense of $38,993 for the three month period ended September 30, 2007 in connection with these options.

6. Commitments and Contingencies

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2007, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

7. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency with a limited number of financial institutions in the United States. The balances in the United States held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2007, there was approximately $1,941,000 in excess of insurable limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts.

For the period from June 14, 2007 (inception) to September 30, 2007, the Company had various significant customers with individual percentage of total revenues equaling 10% or greater as follows:

From June 14, 2007 (inception) to September 30, 2007)
Customer 1	47%
Customer 2	16%
% of total Revenues	63%

At September 30, 2007concentration of accounts receivable with Significant Customers representing 10% or greater of accounts receivable was as follows:

2007
Customer 1	34%
Customer 4	12%
% of total Accounts Receivable	46%

8. Related Party transactions

Accounts payable to related parties was $22,412 as of September 30, 2007.

9. Subsequent events

Other Common Stock Grants for Services

Consulting Agreement and Warrant Granted

On October 12, 2007, the Company entered into an additional consulting agreement with a provider of investor and public relation services (the “Second Consulting Agreement”). Under the terms of the Second Consulting Agreement, the service provider is to provide described services under an 18-month term at fees of $12,000 monthly. In connection with the Company entering into the Second Consulting Agreement, The Company issued, on October 12, 2007, 600,000 additional warrants for Holdings common stock at an exercise price of $0.01 per share (the “Additional Warrant”). The Additional Warrants expires on October 31, 2007, In addition, as of the date, Holding entered into the Consulting Agreement, the Additional Warrant to be issued under such Consulting Agreement is fully vested and non-forfeitable. Accordingly, in accordance with Emerging Issues Task Force 00-18, “Accounting Recognition for Certain transactions Involving Equity Instruments Granted to Other Than Employees” the fair market value of the Additional Warrant, $599,402, will be deferred and recognized pro rata over the agreement term. The value of the warrants will be reflected in equity as well as the corresponding unamortized deferred compensation. On October 22, 2007, the consultant exercised the Additional Warrant and the Company received $6,000.

On October 12, 2007, Holdings granted 671,000 common stock options at an exercise price of $1.00 per share to certain employees of Holdings. Of this amount 625,000 options expire September 21, 2012 and vest one quarter per year over 3 years and the remaining 46,000 options expire September 21, 2012 and vest one quarter per year over 4 years.

The total value related to the aforementioned options granted is approximately $449,000, to be recognized over the respective vesting periods.

Stock Settelment

On October 12, 2007, the Company agreed to issue 66,667 shares in settlement of outstanding legal fees. The shares were valued at $1.00 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Cautionary Factors That May Affect Future Results” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Company Overview

We are a start-up provider of Internet advertising solutions for Internet publishers and advertisers. We intend to offer advertisers an integrated multi-channel Internet advertising solution designed to satisfy their growing demand for new customer leads and acquisitions. We intend to deliver pay-for-performance-based Internet advertising solutions known as cost-per-action, or CPA, cost-per-click, or CPC, and cost-per-thousand, or CPM. With CPA, an advertiser only pays when an Internet user completes an action as defined by the advertiser. Examples of CPA actions include, but are not limited to, the acquisition of qualified database entrants (such as opt-in email), driving sign-ups, downloads, inquiries or acquiring paying customers. In the case of CPC, an action is defined by an Internet user clicking on an advertisement.

In the case of CPM, we believe we are revolutionizing the way advertisers are able to purchase online media. In the past, marketers are unable to pinpoint exactly which websites attract a high percentage of the target audience they are trying to reach based on their desired metric. With our ad network, interCLICK, we empower the advertiser to reach the exact target audience by offering unparalleled transparency as well as a suite of advanced targeting capabilities that ensure brand metrics are achieved without sacrificing reach or quality. With this approach, interCLICK is taking the inefficiencies out of the buyer/seller dynamic by allowing CPM advertisers to achieve a direct response metric, whether it’s a click, lead or a sale. This fundamental difference allows online marketers to achieve better ROI while still being able to target the premium websites.

Prior to August 28, 2007, we were a public company, without material assets or activities. On August 28, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, Customer Acquisition Network, Inc., with such private company being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of Customer Acquisition Network, Inc. as our sole line of business. For financial reporting purposes, Customer Acquisition Network, Inc., and not us, is considered the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Customer Acquisition Network, Inc. and do not include our historical financial results. All costs associated with the reverse merger, other than financing related costs in connection with the simultaneous sale of $1,575,000 of common stock on August 31, 2007, were expensed as incurred.

On August 31, 2007, we consummated the acquisition of Desktop Interactive, Inc., known in the industry as interClick, one of the nation’s leading Internet advertising networks. ComScore, the industry standard utilized to measure an ad network’s capability to reach unique online visitors, recently rated interClick as the eleventh largest and fastest-growing Ad Network in the United States. interClick reaches 85 million unique U.S. visitors per month, or 47% of the U.S. online population, with impressions per month exceeding four billion. interClick’s rapidly expanding customer base includes some of the world’s largest Internet publishers and advertisers.

Results of Operations

The following table presents our results of operations for the three months ended September 30, 2007. It should be noted that our results of operations and our liquidity and capital resources discussions include the operation of Desktop for the one month period of September 30, 2007 and the operations of Holdings for the three months ended September 30, 2007.

Results of Operations

Three months ended September 30, 2007

Revenues	$1,169,991
Cost of Revenue	1,083,613
Gross profit	86,378

Operating expenses
Sales and marketing	109,884
General and administrative	939,849
Amortization of intangible assets	91,094
Merger & Acquisition cost	187,353
Total operating expenses	1,328,179
(Loss) from operations	(1,241,802)

Revenues

Revenues for the three months ended September 30, 2007 were $1,169,991 and represent one month of Desktop operations. With the continued overall growth in online advertising and other strategic initiatives undertaken by Desktop, we expect our advertising revenues to continue to increase. Post acquisition, we implemented strategic growth plans including the hiring of additional sales and marketing resources, to expand our advertiser base and lessen our dependency on any one particular advertiser.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended September 30, 2007 were $1,083,613 and represents the amounts we paid to website publishers on Desktop’s online advertising network. Cost of revenue and attendant gross margins represent one month of post acquisition operations of Desktop. We pay our publishers on a cost per thousand (CPM) or a revenue share basis. The amount of display advertisements we are able to deliver e.g. impressions, is based upon the level of publishing media we can acquire. Based on our ComScore rating, as of September 30, 2007, we currently reach 47% of the domestic online population and are ranked as the eleventh largest ad network in the domestic online marketplace. We expect to continue to expand our publisher base as well as increase the levels of acquired publishing media, particularly with tier one publishers.

Prior to our acquisition of Desktop on August 31, 2007, we made a strategic decision that on a going forward basis, we would discontinue our relationship with a previously underperforming ad network partner and replace it with the respective network’s primary advertiser. While we were successful in implementing our strategy, we experienced a decline in gross profit margins for the month of September. Gross profit margin was $86,378 or 7.4%.

Our gross profit percentage was below pro forma historical pre-acquisition levels. However, due to our current online reach, coupled with the broadening and expansion of our advertiser base, we expect to return to pre-acquisition levels of gross profit margins.

Unaudited Desktop Interactive, Inc Pro Forma Revenues and Gross Profit Margins

Unaudited Pro Forma Revenues and Gross Profit Margins.

On a pro forma basis, assuming the acquisition of Desktop took place on January 1, 2007, Desktop revenues and gross profit margin percentages for the three month and nine month periods ended September 30, 2007 were $3,491,000 and $6,399,000 respectively and 16.9% and 21.9%, respectively. The unaudited pro forma revenues and gross margins are not necessarily indicative of future results.

Operating Expenses:

Sales and Marketing

Sales and marketing expenses consist primarily of compensation of sales and marketing, network development and related support resources, sales commissions and trade shows. Sales and marketing expenses were $109,884 and represent one month of post acquisition operations of Desktop. We expect sales and marketing costs to increase as a result of our continued expansion of sales and marketing resources and the expected overall growth in our business.

General and Administrative

General and administrative expenses consist primarily of executive and administrative compensation, facilities costs, insurance, depreciation, technology support and hosting and professional services fees. Total general and administrative expenses were $939,848 of which $314,942 represents one month of post acquisition operations of Desktop. The remaining expense primarily represents Holdings executive and administrative salaries, facilities costs, insurance and professional services fees. In addition, total general and administrative expenses include $225,000 of expenses associated with signing bonuses and related costs associated with executive employment contracts, including the President of Desktop.

Professional fees for the three months ended September 30,2007 was $206,107 of which $187,353 have been reclassified from general and administrative expenses to merger, acquisition and organizational costs due to the nature of the services rendered during the three months ended September 30, 2007.

Merger, Acquisition and Organizational Costs

Merger, Acquisition and Organizational Costs consist primarily of legal fees associated with the formation of Customer Acquisition Network, Inc., legal fees related to the recapitalization and merger of Customer Acquisition Network, Inc. a wholly-owned subsidiary of Holdings and audit and accounting services related to the acquisition of Desktop. Total merger, acquisition and organizational costs were $187,353 for the three months ended September 30, 2007.

Stock Based Compensation

Stock based compensation includes amortization of the value of warrants issued to non employees in regard to providing of professional services. The value of warrants granted to non- employees is being amortized over the life of the respective professional services contracts. Stock based compensation for the three- months ended September 30, 2007 was $43,311

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2007 was $91,094. This amount represents the amortization of intangible assets, Customer Relationships and Developed Technology, acquired through the acquisition of Desktop.

Intangibles associated with Customer Relationships, $600,000 are being amortized on an accelerated basis wherein 52% will be amortized by December 31, 2007, 43% though December 31, 2008 and the remainder in 2009. The Company recorded amortization expense of $91,094 related to Customer Relationships for the three months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2007, the Company had a cash and cash equivalent balance of approximately $2.0 million and working capital of approximately $1.5 million. Net cash used in operations was approximately $0.9 million for the three months ended September 30, 2007. The use of cash consisted primarily of net losses of $937,000 offset primarily by a net increase in working capital of $42,000 by non-cash items such as amortization of intangible assets related to the acquisition of Desktop of $0.1 million.

Cash used in investing activities for the three months ended September 30, 2007 was approximately $4.3 million. The primary use of the cash was to purchase our newly acquired subsidiary, Desktop. Cash used for the purchase of Desktop was approximately $4.3 million, Net of Cash Acquired.

Cash provided by financing activities for the three months ended September 30, 2007 was approximately $7.3 million, net of offering cost. The completion of the private placement in August 2007 resulted in net proceeds to the company of approximately $7.0 million.

The convertible note issued by the founders June, 2007 resulted in cash proceeds of $250,000.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

Revenues consist of amounts charged to customers, net of discounts, credits and amounts paid or due under revenue sharing arrangements, for actions on advertisements placed on our publisher vendor’s websites. The Company’s revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable. Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as a principal. Accordingly, revenue is recognized on a gross basis.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, are carried at historical cost basis. At September 30, 2007, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payables.

Stock-based Compensation

Compensation expense associated with the granting of stock based awards to employees and directors and non-employees is recognized in accordance with SFAS No. 123(R), ”Share Based Payment” and related interpretations. SFAS No. 123(R) requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per common share is computed using the weighted-average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents.

Cautionary Factors That May Affect Future Results

This quarterly report on Form 10-QSB and other written reports and oral statements made by us from time to time may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and our future performance. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

Generally accepted accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and our future performance. We do not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in our filings with the SEC, especially on Forms 10-KSB, 10-QSB and 8-K. In various filings we have identified important factors that could cause actual results to differ from expected or historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened, legal proceedings, government actions, administrative actions, investigations or claims against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously included in our Current Reports on Form 8-K filed with the Securities and Exchange Commission and as described below, we have not sold any equity securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

 On October 12, 2007 we issued warrants to a consultant to acquire 600,00 shares of our common stock. The exercise price per share was $0.01 per share. The warrants were exercised by the consultant on October 22, 2007 and we received gross proceeds of $6,000 from the consultant.  The warrant shares were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*   Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOMER ACQUISITION NETWORK HOLDING, INC.
Dated: November 14, 2007
	By:	/s/ Michael D. Mathews
Name: Michael D. Mathews
Title: Chief Executive Officer