Form 10KSB
period 2007-12-31
Customer Acquisition Network Holdings, Inc.
filed 2008-04-15
CIK 1378846

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number: 333-141141

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
(Name of Small Business Issuer in Its charter)

DELAWARE	01-0692341
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Park Avenue South Suite 908-909 New York, NY	10003
(Address of Principal Executive Offices)	(Zip code)

877-712-0007
Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $6,654,768.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $3.73 on March 26, 2008 is $48,823,604.

As of March 26, 2008, 35,979,667 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-KSB

Forward-Looking Statements

This annual report on Form 10-KSB and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this annual report on Form 10-KSB is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

We are an emerging provider of Internet advertising solutions for Internet publishers and advertisers. We offer advertisers an integrated multi-channel Internet advertising solution designed to satisfy their growing demand for new customer leads and acquisitions. We intend to deliver pay-for-performance-based Internet advertising solutions known as cost-per-action, or CPA, cost-per-click, or CPC, and cost-per-thousand, or CPM. With CPA, an advertiser only pays when an Internet user completes an action as defined by the advertiser. Examples of CPA actions include, but are not limited to, the acquisition of qualified database entrants (such as opt-in email), driving sign-ups, downloads, inquiries or acquiring paying customers. In the case of CPC, an action is defined by an Internet user clicking on an advertisement.

In the case of CPM, we believe we are revolutionizing the way advertisers are able to purchase online media. In the past, marketers have been unable to pinpoint exactly which websites attract a high percentage of the target audience they are trying to reach based on their desired metric. With our ad network, interCLICK, we empower the advertiser to reach the exact target audience by offering unparalleled transparency as well as a suite of advanced targeting capabilities that ensure brand metrics are achieved without sacrificing reach or quality. With this approach, interCLICK is taking the inefficiencies out of the buyer/seller dynamic by allowing CPM advertisers to achieve a direct response metric, whether it’s a click, lead or a sale. We believe that this fundamental difference allows online marketers to achieve a better ROI while still being able to target the premium websites.

Corporate History

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

On August 31, 2007, we consummated the acquisition of Desktop Interactive, Inc., known in the industry as interCLICK, one of the nation’s leading Internet advertising networks. ComScore, the industry standard utilized to measure an ad network’s capability to reach unique online visitors, recently rated interCLICK as the eleventh largest and fastest-growing Ad Network in the United States for 2007. This growth was more than double the next fastest growing ad network. Based on its March 31, 2008 ComScore, interCLICK reaches approximately 109 million unique U.S. visitors per month, or 59% of the U.S. online population, with impressions per month exceeding four billion. interCLICK’s rapidly expanding partner and customer base includes some of the world’s largest Internet publishers and advertisers.

On January 4, 2008, we consummated the acquisition of Options Newsletter, Inc., known in the industry as Options Media, a leading email service provider (ESP).  Since the acquisition, Options Media has launched a Data Management Service offering and already has over 50 million email records under management.

Our common stock has been quoted on the OTC Bulletin Board since October 31, 2007 under the symbol CACN.OB.  Prior to that date, there was no active market for our common stock. On March 26, 2008, the closing price of our common stock was $3.73 per share.

Our executive offices are located at 200 Park Avenue South, Suite 908-909, New York, NY, 10033 and our telephone number at such office is 877-712-0007.

Competition

We expect to operate in a highly competitive environment. We principally will compete with other companies in the following main areas:

•	Internet Advertising Networks using a performance-based model, such as CPX Interactive and Casale Media; and

•	Multi-Channel Internet Advertising firms using a pay-for-performance model, such as Value Click Media, Google, Microsoft and Yahoo!; and

•	CPM-based Advertising Networks, media agencies and other companies that facilitate the buying and selling of web advertising, such as Advertising.com and Omnicom.

Although we expect to pursue a strategy that allows us to potentially partner with all relevant companies in the industry, there are certain companies in the industry that may not wish to partner with us.

We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the industry. Further, if the consolidation trend continues among the larger media companies with greater brand recognition, the share of the market remaining for us and other smaller providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position in the Internet Advertising industry.

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;

•	more management experience;

•	an employee base with more extensive experience;

•	a better ability to service customers in multiple cities in the United States and internationally by virtue of the location of sales offices;

•	larger customer bases;

•	greater brand recognition; and

•	significantly greater financial, marketing and other resources.

In addition, many current and potential competitors can devote substantially greater resources than we can to promotion, web site development and systems development. Furthermore, there are numerous larger, more well-established and well-financed entities with which we will compete and that could acquire or create competing companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

Our business plans depend in part on our ability to effectively offer an alternative, multi-channel pay-for-performance solution to advertisers relative to Google, Yahoo! and other competitive offerings.

Should advertisers in this new, evolving business model choose to spend the dominant majority of their pay-for-performance advertising budgets with Google and Yahoo!, among others, this will limit our ability to grow our revenues.

INTELLECTUAL PROPERTY RIGHTS

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

EMPLOYEES

As of December 31, 2007, we had 24 employees. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

 As of December 31, 2007, we leased facilities at the following locations:

•	New York, New York (one location totaling 2,500 square-feet)

•	Fort Lauderdale, Florida (one location totaling 3,000 square-feet)

We believe that our current facilities are adequate for our immediate and near term needs. Additional space may be required as we expand our activities. We do not currently forsee any significant difficulties in obtaining any required additional facilities. For additional information regarding our obligation under leases, see note 10 “Commitments and Contingencies” to our consolidated financial statements included in this annual report on Form 10-KSB.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened, legal proceedings, government actions, administrative actions, investigations or claims against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CACN" since October 31, 2007.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTCBB. On March 26, 2008, the last sale price of our common stock reported by OTCBB was $3.73 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter	$6.49	$4.54

Stockholders

As of December 31, 2007, there were 109 stockholders of record who held shares of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-KSB. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this annual report on Form 10-KSB.

Company Overview

We are an emerging provider of Internet advertising solutions for Internet publishers and advertisers. We offer advertisers an integrated multi-channel Internet advertising solution designed to satisfy their growing demand for new customer leads and acquisitions. We intend to deliver pay-for-performance-based Internet advertising solutions known as cost-per-action, or CPA, cost-per-click, or CPC, and cost-per-thousand, or CPM. With CPA, an advertiser only pays when an Internet user completes an action as defined by the advertiser. Examples of CPA actions include, but are not limited to, the acquisition of qualified database entrants (such as opt-in email), driving sign-ups, downloads, inquiries or acquiring paying customers. In the case of CPC, an action is defined by an Internet user clicking on an advertisement.

In the case of CPM, we believe we are revolutionizing the way advertisers are able to purchase online media. In the past, marketers have been unable to pinpoint exactly which websites attract a high percentage of the target audience they are trying to reach based on their desired metric. With our ad network, interCLICK, we empower the advertiser to reach the exact target audience by offering unparalleled transparency as well as a suite of advanced targeting capabilities that ensure brand metrics are achieved without sacrificing reach or quality. With this approach, interCLICK is taking the inefficiencies out of the buyer/seller dynamic by allowing CPM advertisers to achieve a direct response metric, whether it’s a click, lead or a sale. We believe that this fundamental difference allows online marketers to achieve a better ROI while still being able to target the premium websites.

Corporate History

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

On August 31, 2007, we consummated the acquisition of Desktop Interactive, Inc., (“Desktop”) known in the industry as InterCLICK, one of the nation’s leading Internet advertising networks. ComScore, the industry standard utilized to measure an ad network’s capability to reach unique online visitors, recently rated interlock as the eleventh largest and fastest-growing ad network in the United States for 2007. InterCLICK reaches 85 million unique U.S. visitors per month, or 47% of the U.S. online population, with impressions per month exceeding four billion. interCLICK’s rapidly expanding customer base includes some of the world’s largest Internet publishers and advertisers.

On January 4, 2008, we consummated the acquisition of Options Newsletter, Inc., known in the industry as Options Media, a leading provider of email delivery services.

Results of Operations

The following table presents our results of operations for the period June 14, 2007 (inception) to December 31, 2007 and for the period October 1, 2007 to December 31, 2007. It should be noted that our results of operations and our liquidity and capital resources discussions include the operations of Desktop for the four month period of December 31, 2007 and our operations for the period June 14, 2007 (inception) to December 31, 2007 (otherwise referred to as the “Period”).

Results of Operations

	From June 14, 2007 (Inception) to December 31, 2007	From October 1, 2007 to December 31, 2007
Revenues	$6,654,768	$5,484,777
Cost of revenue	5,315,418	4,231,805
Gross profit	1,339,350	1,252,972

Operating expenses:

General and administrative (includes stock-based compensation of $954,167)	2,442,005	1,726,823
Sales and marketing	1,073,884	869,374
Technology support	748,968	620,085
Amortization of intangible assets	302,062	210,512
Merger, acquisition and organizational costs	187,353	-
Bad debt expense	116,055	116,055

Total operating expenses	4,871,027	3,542,848

Loss from operations	(3,531,677)	(2,289,876)

Other income (expense)

Interest income	36,727	12,731
Interest expense	(276,017)	(276,017)
Total other income (expense), net	(239,290)	(263,285)

(Loss) before income tax benefit	$(3,770,967)	$(2,553,161)
Income tax benefit	538,000	257,981
Net loss	$(3,232,967)	$(2,295,180)

Net loss per share - basic	$(0.12)	$(0.07)

Weighted average shares outstanding - basic	28,025,035	34,754,305

Net loss per share - diluted	$(0.12)	$(0.07)

Weighted average shares outstanding - diluted	28,025,035	34,754,305

Revenues

Revenues for the period June 14, 2007 (inception) to December 31, 2007 were $6,654,748 and represent four months of post acquisition Desktop operations. Revenues for the fourth quarter ended December 31, 2007 were $5,484,777 compared to the third quarter 2007 pro forma pre-acquisition Desktop revenues of $3,490,784 which represents a 57.2% quarter-over-quarter sequential growth. Fourth quarter 2007 revenues of $5,484,777 represents a 418% increase over pro forma pre-acquisition Desktop fourth quarter 2006 revenues of $1,059,232.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by Desktop, including our continued enhancement of our behavioral targeting system, attendant ad serving optimization capabilities and our continued ability to acquire top tier publishing media, we expect to continue to increase and expand our advertising customer base and revenues.

Subsequent to the acquisition of Desktop, we implemented strategic growth plans which included the hiring of additional sales and marketing resources that would enable us to obtain greater geographic advertiser reach, lessen our dependency on any one particular advertiser as well as increase the percentage of our revenues generated on a cost per thousand (CPM) basis. Desktop's historical revenue mix has been focused on cost per action (CPA) advertisers.  For the four months ended December 31, 2007, a majority of our revenues were generated by CPM.  This significant shift in our revenue mix, to now garnering a majority of revenues from CPM advertisers, is a result of the momentum we are building with ad agencies and brand advertisers who prefer our unique approach of offering site-by-site transparency and results.

We expect that CPM based revenues will continue to grow as a percentage of our overall revenues in future quarters.

In the month of December, an ad network customer represented approximately $900,000 in revenues.  We do not expect that one-time positive seasonality revenue to continue into 2008.

Cost of Revenue and Gross Profit

Cost of revenue for the Period was $5,315,418 and represents the amounts we paid to website publishers on Desktop’s online advertising network. Cost of revenue and attendant gross margins represent four months of post acquisition operations of Desktop. We pay our publishers on a cost per thousand (CPM) or a revenue share basis. The amount of display advertisements we are able to deliver (e.g. impressions), is based upon the level of publishing media we can acquire. Based on our ComScore rating as of March 31, 2008, we currently reach 59% of the domestic online population and are ranked as the eleventh largest ad network in the domestic online marketplace. We expect to continue to expand our publisher base as well as increase the levels of acquired publishing media, particularly with tier one publishers.

Prior to our acquisition of Desktop on August 31, 2007, we made a strategic decision that on a going forward basis, we would discontinue our relationship with a previously underperforming ad network partner and replace it with the respective network’s primary advertiser. While we were successful in implementing our strategy, we experienced a decline in gross profit margin for the month of September to 7.4%, which had a dampening effect on overall gross profit margin, 20.1%, for the four month period ended December 31, 2007. For the fourth quarter ended December 31, 2007, our gross profit margin was 22.8%.

In addition to our strategy relative to an underperforming ad network partner, we undertook initiatives to not only acquire more tier one publishing media, we also began the process of leveraging such publishing media by selling more advertising on a CPM versus CPA basis. While CPM related advertising revenues tend to generally generate higher and more predictable margins than CPA based revenues, we will continue to offer both in order to maximize gross profit margins over our entire composition of publishing media.

Operating Expenses:

General and Administrative

General and administrative expenses consist primarily of executive and administrative compensation, facilities costs, insurance, depreciation, professional and investor relations services fees. Total general and administrative expenses for the Period were $2,442,705 of which $322,715 represents four months of post acquisition operations of Desktop. The remaining expense primarily represents our executive and administrative salaries, facilities costs, insurance and professional and investor relations services fees. Total general and administrative expenses include $225,000 of expenses associated with signing bonuses and related costs associated with executive employment contracts, including the President of Desktop. In addition, we incurred $ 683,241 of non cash stock based compensation charges associated with amortization of warrants, of which $594,000 was recognized upon termination of a respective contract.

Professional and investor relations services fees (excluding non cash stock based compensation charges) was $521,715 of which $187,353 has been reclassified from general and administrative expenses to merger, acquisition and organizational costs due to the nature of the services rendered.

Also included in general and administrative costs are $270,926 of non cash stock based compensation associated with our stock option plans.

Total non cash stock based compensation included in general and administrative costs was $954,167 for the Period.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation of sales and marketing and related support resources, sales commissions and trade shows. Sales and marketing expenses for the period were $1,073,884 and represent four months of post acquisition operations of Desktop. We expect sales and marketing costs to increase as a result of our continued expansion of sales and marketing resources and the expected overall growth in our business. Relative to our sales and marketing expansion, sales and marketing expense for the period ended December 31, 2007 included approximately $426,000 associated with signing bonuses and recruiting fees.

Technology Support

Technology Support consists primarily of compensation of technology support and related consulting resources and third party ad server costs. Total technology costs for the Period were $748,968, including $518,052 of third party ad server costs representing four months of post acquisition operations of Desktop. During the four month period ended December 31, 2007, Desktop’s ad server system was certified by certain tier 1 publishers. This certification, coupled with Desktop’s continued expansion of its technological infrastructure enabling us to deliver increasing levels of ad impressions, should result in a significant reduction in third party ad server costs.

Technology support and related consulting support resources have been directed primarily towards continued enhancement of our consumer behavioral-targeting and predictive scoring capabilities, integration and optimization of captured and acquired consumer data, and ongoing maintenance and improvement of our ad server optimization technology platform. Technology support compensation and consulting fees were $127,134 for the Period.

Amortization of Intangible Assets

Amortization of intangible assets for the Period was $302,062. This amount represents the amortization of intangible assets, customer relationships and developed technology, acquired through the acquisition of Desktop.

Intangibles associated with customer relationships in the amount of $540,000 are being amortized on an accelerated basis wherein 46% was amortized by December 31, 2007, 49% in 2008 and the remainder in 2009. We recorded amortization expense of $248,940 related to customer relationships for the Period .

Merger, Acquisition and Organizational Costs

Merger, Acquisition and Organizational Costs consist primarily of legal fees associated with the formation of our wholly-owned subsidiary, Customer Acquisition Network, Inc., legal fees related to the recapitalization and merger of Customer Acquisition Network, Inc. and audit and accounting services related to the acquisition of Desktop. Total merger, acquisition and organizational costs were $187,353. Due to the acquisitive nature of our company, we anticipate that we will continue to incur such costs.

Income Tax Benefit

Our income tax benefit associated with pretax operating losses of $3,770,967 was $538,000 for the period and represents an effective benefit rate of 14.3%. This effective benefit rate differs from the expected combined federal and state rate of 40% due to a valuation allowance of $952,387, reducing recognition of the benefit of our net operating loss carryforward.

Liquidity and Capital Resources
At December 31, 2007, we had a cash and cash equivalent balance of approximately $3.7 million and working capital deficit of approximately $343,000. Net cash used in operations was approximately $2.2 million for the Period. The use of cash consisted primarily of net losses of approximately $3.2 million plus, increases in accounts receivable of approximately $1.8 million, primarily offset with increases in non-cash stock options and consulting expense for warrant grants of approximately $0.9 million and increases of accounts payable of approximately $1.0 million.

Cash used in investing activities for the Period was approximately $5.7 million. The primary use of the cash was primarily to purchase our newly acquired subsidiary, Desktop. Cash used for the purchase of Desktop was approximately $5.2 million.

Cash provided by financing activities for the Period was approximately $11.6 million, net of offering costs and payments due under our capital leases. The completion of the private placement in August 2007 resulted in net proceeds to the company of approximately $7.0 million.

The convertible note issued by the founders June, 2007 resulted in cash proceeds of $250,000. On November 30, 2007, we sold Senior Secured Promissory Notes (the “Notes”) in the original aggregate principal amount of $5,000,000. We received aggregate net proceeds in the amount of $4,450,000 from the sale of the Notes.

The Notes will mature on May 30, 2008 (the “Maturity Date”) and are accruing interest at the rate of 8% per annum, payable quarterly in cash. We, in the absence of an event of default and the satisfaction of certain conditions set forth in the Notes, are able to extend the Maturity Date from the original six months to nine months (the “Extended Maturity Date”) by delivering a written notice to the holders of the Notes within at least ten (10) but not more than twenty (20) business days prior to the Maturity Date. We, as one of the conditions to such extension, are obligated to issue an aggregate of 40,000 shares of our common stock (the “Shares”), to be allocated among the buyers on the Maturity Date. In accordance with the terms and conditions of a purchase agreement that we entered into with the buyers of the Notes, we are obligated to grant to the buyers, in connection with the issuance of the Shares, “piggyback” registration rights with respect to the Shares in the event that we register any shares of common stock held by our other stockholders. Additionally, as one of the conditions to such extension, the interest rate will increase from 8% per annum to 12% per annum.

We used the net proceeds from the sale of the Notes first, to pay expenses and commissions related to the sale of the Notes and second, for the general working capital needs and acquisitions of companies or businesses reasonably related to internet marketing and advertising.

In addition the Securities Purchase Agreement contained certain customary negative covenants, including, without limitation, certain restrictions (subject to limited exceptions) on (i) the issuance of variable priced securities, (ii) purchases and payments, (iii) limitations on prepayments, (iv) incurrence of indebtedness, (v) sale of collateral, (vi) affiliate transactions and (vii) the ability to make loans and investments.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, income taxes, goodwill and other intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Under SAB No. 104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant obligations remain remain on our part, and collection of the related receivable is reasonably assured.

Revenues consist of amounts charged to customers, net of discounts, credits and amounts paid or due under revenue sharing arrangements, for actions on advertisements placed on our publisher vendor’s websites. Our revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, provided that no significant obligations remain on our part, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable. Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we recognize revenue as a principal. Accordingly, revenue is recognized on a gross basis.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance.

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses, are carried at historical cost basis. At December 31, 2007, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is assumed that some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payables.

In June 2006, the FASB issued SFASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This statement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 at inception. The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.

Intangible Assets

We record the purchase of intangible assets in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and we record intangible assets acquired in business combinations in accordance with SFAS 141 “Business Combinations.”

Customer relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the Customer relationships.

Developed Technology is being amortized on a straight-line basis over 5 years.

Goodwill

We test goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. We have determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of December 31, 2007, our reporting units consisted of Customer Acquisition Network, Inc. and Desktop. We have elected to test for goodwill impairment annually as of December 31, 2007.

We completed our annual goodwill impairment test as of December 31, 2007 and determined that no adjustment to the carrying value of goodwill was required.

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

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). This Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for us on January 1, 2009. We do not currently have any non-controlling interests in our subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under GAAP and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 is effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position, "FSP FAS 157-2—Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. SFAS 159 is effective for us on January 1, 2008. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial position, cash flows or results of operations.

Inflation

Inflation was not a material factor in either our revenue or operating expenses during the fiscal year ended December 31, 2007.

Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to the Company

Our limited operating history makes evaluation of our business difficult.

Our wholly-owned subsidiary, Customer Acquisition Network, Inc. was formed in June 2007. We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by start-up companies in an intensely competitive industry. There can be no assurance that our efforts will be successful or that we will be able to attain profitability. We are also completely reliant on management on the prospects for acquisitions for our future operations and success.

We may need additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could adversely affect our business.

Although we have obtained $750,000 of additional equity capital on March 31, 2008, we have no committed sources of additional capital. We may need additional funds to support our growth, fund future acquisitions, pursue business opportunities, react to unforeseen difficulties or to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders. If we raise additional funds through the issuance of debt, we will be required to service that debt and are likely to become subject to restrictive covenants and other restrictions contained in the instruments governing that debt, which may limit our operational flexibility. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

We have experienced losses to date, and, as of our last audit at the end of 2007, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements included in this annual report on Form 10-KSB expressing substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, raises substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In order to continue our operations we would need to generate sufficient operating cash flow, and raise additional funds through either debt financing or  the public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or generate sufficient operating cash flows.

We may make acquisitions, which could divert management’s attention, cause ownership dilution to our stockholders and be difficult to integrate.

Our business strategy depends in part upon our ability to identify, structure and integrate acquisitions that are complementary with our business model. Acquisitions, strategic relationships and investments in the technology and Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives. Although many technology and Internet companies have grown in terms of revenue, few companies are profitable or have competitive market share. Our potential acquisitions, relationships or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future.

Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results and financial condition:

·	we could experience a substantial strain on our resources, including time and money, and we may not be successful;

·	our management’s attention may be diverted from our ongoing business concerns;

·	while integrating new companies, we may lose key executives or other employees of these companies;

·	we could experience customer dissatisfaction or performance problems with an acquired company or technology;

·	we may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

·	we may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

We may be unable to effect an acquisition or incorrectly ascertain the merits or risks of an acquired company.

To the extent we complete future acquisitions, we may be affected by numerous risks inherent in its business operations. Although our management will endeavor to evaluate the risks inherent in a business or industry, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may be unable to attract and retain key employees.

Failure to attract and retain necessary technical personnel and skilled management could adversely affect our business. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. Our success will depend on the skills, experience and performance of key members of our management team. The loss of any key employee could have an adverse effect on our prospects, business, financial condition, and results of operations. Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

Although we have an experienced senior management team, the lack of depth of our management team could put us at a competitive disadvantage. Not all members of our management team will possess public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

·	meet our capital needs;

·	expand our systems effectively or efficiently or in a timely manner;

·	allocate our human resources optimally;

·	identify and hire qualified employees or retain valued employees; or

·	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and /or our financial results could be adversely affected.

The loss of our management could harm our current and future operations and prospects.

We are heavily dependent on the continued services of the management and employees of acquired businesses. Even though all of the members of our senior management have entered into employment agreements with us, such agreements allow our executives, in certain circumstances, to terminate the term of their employment with us. We do not expect to enter into employment agreements with all the members of our senior management in the future. Each of those individuals without employment agreements may voluntarily terminate employment with us at any time. In certain cases, our senior members of management will be entitled to severance payments for termination by us or their own voluntary termination of their employment.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage us.

Risks Relating to Our Organization

We are now subject to the reporting requirements of the federal securities laws, which can be expensive.

We became a public reporting company as a result of a reverse merger consummated on August 28, 2007 and accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and other federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities Exchange Commission (the “SEC”) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were not a public company.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by such Act, if applicable.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly than if we were not a public company. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Our largest stockholders can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our largest stockholders own a substantial number of shares of our common stock. Additionally, these figures do not reflect the increased percentages that they may have in the event that they exercise any of the warrants they may hold or in the future be granted, or exercise any conversion privilege under any convertible debt securities held or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of other stockholders. As a result, in addition to their positions with us, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

·	elect or defeat the election of our directors;

·	amend or prevent amendment of our Certificate of Incorporation or By-laws;

·	effect or prevent a merger, sale of assets or other corporate transaction; and

·	control the outcome of any other matter submitted to the shareholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Relating to Our Business

We will be dependent upon several of the major search engines and website publishers to continue to provide us traffic that advertisers deem to be of value, and if they do not, it could have a material adverse effect on the value of our services.

We will be dependent upon several of the major top tier website publishers, as well as Internet search engines such as Google, Yahoo! and MSN to provide traffic that merchant advertisers deem to be of value. These publishers can change the amount of inventory they make available to us at any time. If a website publisher decides not to make advertising space available to us, we may not be able to adequately replace that space with other publishers, from a total inventory point-of-view or a user demographic point-of-view.

We may be subject to litigation for infringing the intellectual property rights of others.

Our success will depend, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that they will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

If we were to acquire or develop a related product or business model that a third party construes as infringing upon a patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that may be extremely expensive and/or unreasonable. Additionally, if a third-party construes any of our current products or business models as infringing upon the above-referenced patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that could be extremely expensive and/or unreasonable.

Any patent litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

We may be involved in lawsuits to protect or enforce any patents that we may be granted, which could be expensive and time consuming.

We may initiate patent litigation against third parties to protect or enforce our patent rights, although we presently do not own any patents, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

Risks Relating to Our Industry

Our ability to grow will depend on effectively competing against Google and other competitors that are competing in or about to enter the pay-for-performance business in the future.

Our business plans depend in part on our ability to effectively offer an alternative, multi-channel pay-for-performance solution to advertisers relative to Google and other competitive offerings.

Should advertisers in this new, evolving business model choose to spend the significant majority of their pay-for-performance advertising budgets with Google and other competitors, this will limit our ability to grow our revenues.

The Web sites that will list their unsold advertising space with us are not bound by contracts that ensure us a consistent supply of advertising space, called inventory. In addition, publishers can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This could result in lost revenues.

Our growth is limited by our ability to expand our advertising inventory. In order to attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our networks new publishers that offer attractive demographics, innovative and quality content and growing user traffic.

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. We will compete with the following types of companies:

·	Internet advertisement networks that focus on CPM generated revenues such as Advertising.com and Specific Media

·	Internet advertising networks that focus on the pay-for-performance model, such as Value Click Media and CPX Interactive;

·	Internet affiliate networks using a performance based model, such as Media Breakaway/CPA Empire, Hydra Media and Media Whiz Holdings;

·	Email publishers and Data Management firms that utilize performance based models such as Datran Media.

·	Web Contextual search engine companies moving into the pay-for-performance space such as Google.

We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers' total advertising budgets. Many of our current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. We may not be able to compete successfully, and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

·	longer operating histories;

·	more management experience;

·	an employee base with more extensive experience;

·	a better ability to service customers in multiple cities in the United States and internationally by virtue of the location of sales offices;

·	larger customer bases;

·	greater brand recognition; and

·	significantly greater financial, marketing and other resources.

In addition, many current and potential competitors can devote substantially greater resources than we can to promotion, web site development and systems development. Furthermore, there are numerous larger, more well-established and well-financed entities with which we will compete and that could acquire or create competing companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

If we are not able to respond to the rapid technological change characteristic of our industry, our products and services may not be competitive.

The market for our services is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide competitive services. We believe that our future success will depend, in part, upon our ability to develop our services for both our target market and for applications in new markets. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive.

Our technical systems in the future will be vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A natural or man-made disaster or other cause could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations will be vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunications failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

We presently may not possess and may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data, render us unable to provide services to our customers, expose us to material risk of loss or litigation and liability, materially damage our reputation and our visitor traffic may decrease as a result. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations which could cause irreparable damage to our reputation or business. Similar industry-wide concerns or events could also damage our reputation or business. Our insurance, if obtained, may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our merchant advertisers, our revenue may decline and our business could suffer.

We will rely on third party co-location providers, and a failure of service by these providers could adversely affect our business and reputation.

We will rely upon third party co-location providers to host our main servers. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, short-term outages have occurred in the service maintained by co-location providers which could recur. We also may rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by advertisers could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our merchant advertisers and potential merchant advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease or less than anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

·	possible disruptions or other damage to the Internet or telecommunications infrastructure;

·	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential overloading and delayed response times;

·	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

·	increased governmental regulation and taxation; and

·	actual or perceived lack of security or privacy protection.

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. In order for the online commerce market to develop successfully, we, and other market participants, must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business prospects.

Government regulation of the Internet may adversely affect our business and operating results.

We may be subject to additional operating restrictions and regulations in the future. Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

·
The Digital Millennium Copyright Act and its related safe harbors, are intended to reduce the liability of online service providers for listing or linking to third-party web sites that include materials that infringe copyrights or other rights of others.

·
The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

·	Pending and adopted consumer protection and privacy legislation.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation will be adopted by federal and state governments with respect to user privacy. Additionally, foreign governments may pass laws which could negatively impact our business or may prosecute us for our products and services based upon existing laws. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

Future regulation of search engines may adversely affect the commercial utility of our publishers’ or our own future search marketing services.

The Federal Trade Commission (“FTC”) has recently reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results. Such disclosures if ultimately mandated by the FTC or voluntarily made by us may reduce the desirability of any paid placement and paid inclusion services that we offer. We believe that some users may conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our publishers’ or our own future paid placement and paid inclusion services, and “click-throughs” of paid search results decrease, the commercial utility of search marketing services could be adversely affected.

Risks Relating to the Common Stock

Since we are not obligated to register the shares of common stock sold in the private placement for resale, stockholders may need to rely on an exemption from the registration requirements in order to sell such shares of common stock.

In July and August 2007, we sold 7,138,000 shares of our common stock at an offering price of $1.00 per share in a private placement and received aggregate net proceeds of $6,990,547, net of offering costs of $139,453. We are not obligated to file a “resale” registration statement with the SEC that covers the common stock sold in the private placement. If we do not register all of the common stock, such unregistered shares would only be able to be sold pursuant to an exemption from registration under the Securities Act, such as Rule 144, that permits the resale of securities following twelve months after the issuance of such securities, subject to certain volume limitations.

We may be unable to register for resale all of our shares of common stock included as part of the consideration in the merger by and among us, Desktop Interactive, Inc., Customer Acquisition Network, Inc., and Desktop Acquisition Subsidiary, Inc. (the “Desktop Merger”) in which case we may be subject to the payment of liquidated damages.

We are obligated to file a “resale” registration statement with the SEC that covers all 3,500,000 shares of common stock included as consideration in the Desktop Merger. If such a resale registration statement fails to be declared effective by the SEC by August 31, 2009, then we must pay liquidated damages in cash (the “Additional Amounts”). The Additional Amounts shall accrue at a rate equal to Seventy-Nine Cents ($0.79) per One Thousand (1,000) shares of common stock held per day for the first thirty (30) day period from August 31, 2009, and thereafter at a rate equal to One Dollar and Thirty-Two Cents ($1.32) per One Thousand share of common stock held per day, payable on the fifth (5th) business day of each month following an Additional Amounts accrual period by wire transfer of immediately available funds. Following the cure of our failure to perform pursuant to registration rights provisions under the Shareholders Rights Letter, the accrual of Additional Amounts shall cease. Although we believe that we will be able to take all steps necessary to permit the SEC to declare our registration statement effective, it is possible that the SEC may, by application of policies or procedures, which may change over time, delay the effectiveness of the registration statement or make it impractical for us to respond to the SEC in a manner which permits the SEC to declare the registration statement effective.

If we are not able to cause the registration statement to be declared effective, then the Former Desktop Shareholders will need to rely on exemptions from the registration requirements of the Securities Act, such as Rule 144. Such exemptions typically limit the amount of shares that an investor can sell, require that the shares be sold in certain types of transactions, require that the investor have held the shares to be sold for a minimum period of time and limit the number of times that an investor may sell its shares.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers, which may expose us to claims for rescission or damages.

If our securities are offered without engaging a registered broker-dealer we may face claims for rescission and other remedies. We may become engaged in costly litigation to defend these claims, which would lead to increased expenditures for legal fees and divert managements’ attention from operating the business. If we could not successfully defend these claims, we may be required to return proceeds of the Private Placement to investors, which would harm our financial condition.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

·	competitive pricing pressures;

·	our ability to obtain working capital financing;

·	additions or departures of key personnel;

·	limited “public float”, in the hands of a small number of persons whose sales or lack of sales, could result in positive or negative pricing pressure on the market price for our common stock;

·	sales of our common stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the Shareholder Rights Letter);

·	our ability to execute our business plan;

·	operating results that fall below expectations;

·	loss of any strategic relationship;

·	regulatory developments;

·	economic and other external factors; and

·	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

Our common stock is deemed a “penny stock”, which may make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. In as much as our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period, under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued to our officers, directors, and greater than 10% stockholders in the Merger are subject to a lockup agreement prohibiting sales of such shares for a period of 18 months following the Private Placement. Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders. In addition, the shares of common stock sold in the Private Placement (including the shares underlying the Warrants sold therein) will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act. Recently proposed revisions to Rule 144 may shorten the current holding period under Rule 144 in which case the overhang period may arise earlier than would otherwise be the case.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

We are subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock.

Item 7. Financial Statements

Our financial statements appear in a separate section of this annual report on this Form 10-KSB beginning on page F-1.

ITEM 7. FINANCIAL STATEMENTS

Customer Acquisition Network Holdings, Inc. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of:
Customer Acquisition Network Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Customer Acquisition Network Holdings, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from June 14, 2007 (Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Customer Acquisition Network Holdings, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of its operations and its cash flows for the period from June 14, 2007 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $3,232,967 and used cash for operating activities of $2,239,231 during the period from June 14, 2007 (Inception) to December 31, 2007 and, as of December 31, 2007, had a working capital deficiency of $343,167. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 27, 2008

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
Assets

Current assets:
Cash and cash equivalents	$3,675,483
Accounts receivable, net	3,390,302
Prepaid assets	55,750
Total current assets	7,121,535

Property and equipment, net	512,031
Intangible assets (net of accumulated amortization of $302,062)	1,028,621
Goodwill	7,909,571
Deferred debt issue costs, (net of $13,932 amortization)	77,505
Deferred future acquisition costs	129,333
Other assets	66,937
Total assets	$16,845,533

Liabilities and Stockholders’ Equity

Current liabilities:
Secured Senior Notes Payable (net of debt discount of $1,127,084)	$3,872,916
Capital lease obligation, current portion	9,290
Accounts payable	2,499,604
Accrued expenses	1,046,719
Accrued interest	36,173
Total current liabilities	$7,464,702

Capital lease obligation, net of current portion	19,317
Total liabilities	$7,484,019

Commitments and contingencies (note 10)	-

Stockholders’ equity:

Preferred Stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	$-
Common Stock, $0.001 par value; 140,000,000 shares authorized, 34,979,667 issued and outstanding	34,980
Additional paid-in capital	12,737,982
Accumulated deficit	(3,232,967)
Deferred consulting	(178,481)
Total stockholders’ equity	9,361,514

Total liabilities and stockholders’ equity	$16,845,533

The accompanying notes are an integral part of these consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FROM JUNE 14, 2007 (INCEPTION) TO DECEMBER 31, 2007

Revenues	$6,654,768
Cost of revenue	5,315,418
Gross profit	1,339,350

Operating expenses:

General and administrative (includes stock-based compensation of $954,167)	2,442,705
Sales and marketing	1,073,884
Technology support	748,968
Amortization of intangible assets	302,062
Merger, acquisition and organizational costs	187,353
Bad debt expense	116,055

Total operating expenses	4,871,027

Loss from operations	(3,531,677)

Other income (expense)

Interest income	36,727
Interest expense	(276,017)
Total other income (expense), net	(239,290)

(Loss) before income tax benefit	$(3,770,967)
Income tax benefit	538,000
Net loss	$(3,232,967)

Net loss per share - basic	$(0.12)

Weighted average shares outstanding - basic	28,025,035

Net loss per share - diluted	$(0.12)

Weighted average shares outstanding - diluted	28,025,035

The accompanying notes are an integral part of these consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM JUNE 14, 2007 (INCEPTION) TO DECEMBER 31, 2007

			Additional			Total
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders'
	Stock	Amount	Capital	Consulting	Deficit	Equity
Balance as of June 14, 2007 (Inception)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(3,232,967)	(3,232,967)
Issuance of Common Stock to founders and officers	16,600,000	16,600	-	-	-	16,600
Recapitalization and split-off	6,575,000	6,575	(6,575)	-	-	-
Issuance of Common Stock through private placement, net of offering costs of $139,453	7,138,000	7,138	6,991,409	-	-	6,998,547
Issuance of Common Stock in connection with Desktop Interactive, Inc. merger	3,500,000	3,500	3,496,500	-	-	3,500,000
Conversion of convertible notes to common stock	500,000	500	249,500	-	-	250,000
Warrants granted for professional services	-	-	267,722	(267,722)	-	-
Amortization of deferred consulting - warrants	-	-	-	89,241	-	89,241
Warrants granted for professional services	-	-	594,000	(594,000)	-	-
Amortization of deferred consulting - warrants	-	-	-	594,000	-	594,000
Exercise of warrants	600,000	600	5,400	-	-	6,000
Stock Options expense			270,926	-	-	270,926
Issuance of Common Stock in connection with settlement of certain liabilities	66,667	67	66,600	-	-	66,667
Issuance of Common Stock in connection with issuance of notes payable	-	-	802,500	-	-	802,500
Balance, December 31, 2007	34,979,667	$34,980	$12,737,982	$(178,481)	$(3,232,967)	$9,361,514

The accompanying notes are an integral part of these consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FROM JUNE 14, 2007 (INCEPTION) TO DECEMBER 31, 2007

Cash flows from operating activities:
Net loss	$(3,232,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,896
Amortization of debt issue costs	13,932
Bad debt expense	116,055
Amortization of intangibles	301,379
Amortization of debt discount	225,416
Non-cash stock consulting expense - warrant	683,241
Non-cash stock compensation expense - options	270,926

Changes in operating assets and liabilities, (net of effects of acquisition)
Increase in Accounts receivable	(1,785,866)
Increase in Prepaid expenses	(55,750)
Increase in Other assets	(31,064)
Increase in Accounts payable	955,235
Increase in Accrued expenses	219,163
Increase in Accrued interest	36,173
Net cash used in operating activities	$(2,239,231)

Cash flows from investing activities:
Purchases of equipment	(464,371)
Acquisition of subsidiary	(5,202,800)
Deferred future acquisition costs	(129,333)
Cash acquired in acquisition	82,260
Net cash used in investing activities	$(5,714,244)

Cash flows from financing activities:
Principal payments under capital lease	(751)
Proceeds from issuance of Notes Payable (net of $550,000 cash fees)	4,450,000
Debt issue costs	(91,438)
Proceeds from convertible promissory notes	250,000
Proceeds from private placement (net of offering costs of $139,453)	6,998,547
Proceeds from issuance of common stock - Founders	16,600
Proceeds from exercise of warrants	6,000
Net cash provided by financing activities	$11,628,958

Net increase in cash and cash equivalents	3,675,483
Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$3,675,483

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$-
Cash paid during the year for income taxes	$-
Non-cash investing and financing activities:
Issuance of common stock in business combination	$3,500,000
Conversion of convertible notes	$250,000
Issuance of common stock in connection with issuance of Senior Secured Notes Payable	$802,500
Stock issued in settlement of accounts payable	$66,667
Capital lease obligation and related equipment	$29,358

The accompanying notes are an integral part of these consolidated financial statements

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1.  Nature of Operations and Basis of Presentation

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

Unless the context requires otherwise, references to the "Company," "CAN," "we," "our" and "us" for periods prior to the closing of our reverse merger on August 28, 2007, refer to Customer Acquisition Network, Inc., a private Delaware corporation that is now our wholly-owned subsidiary, and references to the "Company," “Holdings”, "we," "our" and "us" for periods subsequent to the closing of the reverse merger on August 28, 2007, refer to Customer Acquisition Network Holdings, Inc., a publicly traded company, and its subsidiaries, Customer Acquisition Network, Inc and Desktop Acquisition Sub, Inc.

The Company was previously presented as a development stage company. Upon its acquisition of Desktop on August 31, 2007, the Company exited the development stage.

On June 28, 2007, the Company entered into employment contracts with the Company’s current Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Officers”). As part of their employment contracts, the Officers were granted collectively, 2.6 million shares of founders common stock for which they paid the fair market value. Coincident with entering into the Officers’ employment agreements, the Company’s then two majority shareholders advanced $250,000 to the Company in the form of convertible notes, convertible at $.50 or 500,000 shares.

In July 2007, CAN commenced, through a private offering, the raising of additional equity capital for the primary purpose of acquiring internet platform networks across multiple channels of distribution (e.g. email, ad and affiliate networks) as well as funding general operations and expansion. As of the final closing of the private offering on August 31, of 2007, CAN and its parent Holdings raised $6,998,547, net of offering costs in permanent equity.

Merger with Customer Acquisition Network Holdings, Inc.

On August 28, 2007, Holdings entered into the CAN Merger Agreement by and among Holdings, CAN and CAN Acquisition Sub. Upon closing of the CAN Merger, CAN Acquisition Sub merged with and into CAN, and CAN, as the surviving corporation, became a wholly-owned subsidiary of Holdings. Prior to the CAN Merger, Holdings’ name was changed to Customer Acquisition Network Holdings, Inc. and Holdings effected a 10.9583333333 -for-1 share split of its common stock (the “Stock Split”). All share and per share data in the accompanying financial statements have been adjusted retroactively, for the effect of the recapitalization and subsequent stock split.

At the closing of the CAN Merger, each share of  CAN's common stock issued and outstanding, 24,238,000 immediately prior to the closing of the CAN Merger, was converted into the right to receive one share of Holdings’ common stock. In addition, pursuant to the CAN Merger Agreement and under the terms of an attendant Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, Holdings transferred all of its pre- CAN Merger assets and liabilities to its newly formed wholly owned subsidiary, Outsiders Entertainment Holdings, Inc. (“Splitco”). Subsequently, Holdings transferred all of its outstanding capital stock of Splitco to a major stockholder of Holdings in exchange for cancellation of all shares of Holdings’ common stock held by such shareholder (the “Split off”). The remaining shares outstanding (6,575,000, excluding the Holdings shares issued to CAN’s shareholders as a result of the CAN Merger), represent the surviving “Public Float” shares, of which 2.6 million shares are restricted.

Recapitalization

Prior to the closing of the CAN Merger, Holdings had limited operations and net assets. At the same time, CAN had significantly more capital than Holdings and had commenced certain publishing/advertising operations. In addition, as discussed in “Merger with Desktop,” below, after the closing of the CAN Merger, Holdings consummated the Desktop Merger and effected the Split off. As a result of these facts and the former shareholders of CAN obtaining voting and management control of the combined entity, the CAN Merger is considered and accounted for as a recapitalization of CAN, with CAN being considered as the acquirer and Holdings the acquiree for accounting purposes. Accordingly, the Company’s financial statements for periods prior to the CAN Merger become those of the accounting acquirer, retroactively restated for the equivalent number of shares received in the CAN Merger. Operations prior to the CAN Merger are those of the Company and earnings per share for the period prior to the CAN Merger are restated to reflect the equivalent number of shares outstanding.

On a recapitalized basis, as of December 31, 2007, upon the closing of the CAN Merger and reflecting the effects of the Split off, Desktop Acquisition and other issuances of shares, there are 34,979,667 total shares outstanding as of December 31, 2007 of which 6,575,000 shares represent the Public Float. There are 2.6 million Public Float shares that are restricted.

Merger with Desktop

On August 31, 2007, Holdings entered into and consummated an Agreement and Plan of Merger (the “Desktop Merger”), wherein Holdings acquired 100% of Desktop Interactive, Inc. (“Desktop”), a privately held Delaware corporation engaged in the internet advertising business. The initial merger consideration (the “Merger Consideration”) consisted of $4.0 million in cash and 3.5 million shares of Holdings’ stock valued at $1 per share, for a total initial purchase price of $7.5 million. In addition, Holdings also incurred legal and other fees associated with the Desktop Merger of approximately $359,799, agreed to pay a past service bonus of $200,000 and subsequently paid an earn-out payment of $643,000, for a total purchase price of $8,702,799.

During the period from the issue date to the effective date of a resale registration statement which includes such shares or until a date the sellers are able to dispose of such shares without restriction and pursuant to the termination of a lock-up period (discussed below) if the parent sells or grants any option to purchase or sells or grants any right to reprice common stock or common stock equivalents at a price below $1.00 the Company shall issue additional shares to the seller as anti-dilution protection to ensure the value of such total stock based consideration value at $3,500,000.

The shares of Holdings’ stock issued in conjunction with the Desktop Merger are subject to a 12-month lockup beginning August 31, 2007. The 3,500,000 shares also contain registration rights whereby the Company shall register the shares on or before the 24-month anniversary of the closing date or August 31, 2009 (effectiveness deadline) and maintain effectiveness until all stock is sold under the registration statement or Rule 144. Upon a default of effectiveness or maintenance of effectiveness as further defined in the shareholder rights letter the Company shall pay liquidated damages of $0.79 per 1,000 shares held per day for the first 30 days and thereafter at a rate of $1.32 per 1,000 shares held per day for each subsequent 30 day period until such default is cured.

In addition to the initial merger consideration, Holdings was obligated to pay an additional $1 million (the “Earn Out”) because Desktop achieved certain revenue and gross margins, as defined, in the 90 day period subsequent to closing the Desktop Merger. In addition, if Desktop achieves other certain revenues, as defined, the Earn Out is subject to acceleration.

Pursuant to the terms of the Desktop Merger, on October 5, 2007, $643,000 was paid as part of the Desktop earn-out and the purchase price and goodwill was adjusted for purposes of applying purchase accounting under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.

Holdings has accounted for the acquisition utilizing the purchase method of accounting in accordance with SFAS 141. The results of operations of Desktop Interactive, Inc. is included in the consolidated results of operations of the Company beginning on September 1, 2007. The net purchase price, including acquisition costs paid, was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets (including cash of $82,260)	$1,802,751
Property and equipment	63,197
Other assets	35,873
Goodwill	7,909,571
Other intangibles	1,330,000
Liabilities assumed	(1,882,593)
Deferred tax liability	(556,000)
Net purchase price	$8,702,799

Prior to its acquisition, the Company’s strategic evaluation of Desktop centered on Desktop’s publisher relationships and its achievable reach, otherwise referred to as scale. Reach is defined in terms of the percentage of the domestic online population that can be reached through advertisements served by Desktop. As December 31, 2007, as indicated by ComScore, the industry standard on which an ad network’s reach in terms of advertising impressions delivered is measured, Desktop ranks eleventh nationally with a 47% reach. This level of reach/scale is critical to Desktop’s ability to attract, retain and increase its advertising customer base and is the basis for recognizing $7,909,571, in goodwill as of December 31, 2007.

Intangible assets acquired include Customer Relationships valued at $540,000, Developed Technology valued at $790,000, and a domain name at $683, which is included in other assets in the above allocation.

Goodwill is expected to be deductible for income tax purposes over a period of 15 years.

Unaudited pro forma results of operations data as if the Desktop Merger had occurred as of January 1, 2007 are as follows:

Holdings and Desktop
For the year ended
December 31, 2007
Pro forma revenues	$11,896,788
Pro forma (loss) income from operations	(3,671,555)
Pro forma net loss	(3,133,555)
Pro forma loss per share	$(.012)
Pro forma diluted loss per share	$(.012)

Merger with Options Media (See also subsequent events, Note 13)

Subsequent to year end, on January 4, 2008, Holdings consummated an Agreement and Plan of Merger (the “Options Merger”), wherein Holdings formed, Options Acquisition Sub, Inc. (“Options Acquisition”), and Options Newsletter, Inc. (“Options Newsletter”) was merged into Options Acquisition, which is the surviving corporation and a subsidiary of Holdings.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net los of $3,232,967 and net cash used in operations of $2,239,231 for the year ended December 31, 2007, and working capital deficiency of $343,167, which includes $3,872,916 of net carrying value of Senior Secured Notes maturing at May 30, 2008. These matters and the Company’s expected needs for capital investments required to support operational growth, maturing debt and acquisition related earnout obligations, raise substantial doubt about its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Since inception, we have financed our working capital and capital expenditure requirements primarily from the issuance of short term debt securities and sales of common stock as well as sales of online advertising services. With the acquisition of Options Media on January 4, 2008, we further expect to additionally finance our working capital, capital expenditures and ongoing operations through the provision of email and data management services as well as continuing to access the capital markets. In addition, the Company is pursuing the refinancing of its currently maturing debt and/or extending the maturity of such debt beyond December 31, 2008. In addition, we will pursue deferral of acquisition related earnout obligations on an as needed basis.

On March 31, 2008, we obtained $750,000 through the issuance of 300,000 shares of our common stock plus warrants. While we have heavily invested in our online advertising and will continue to invest in online advertising as well as email and data management services, we believe that based on our current cash and working capital position, our current and projected operations and our assessment of how potential equity and/or debt investors have viewed, and will continue to view, us and the expected growth in our business, we will be able to obtain the required capital and cash flows from operations to execute our business plan successfully and continue operations through December 2008.

Our business plan is based on our ability to generate future revenues from the sale of advertising, email and data management services and the obtaining of adequate capital to support our growth and operating activities. However, the time required for us to become profitable from operations is uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow and obtain the necessary capital to meet our planned capital expenditures, working capital and debt service requirements.

We believe that actions being taken by management as discussed above provide the opportunity to allow us to continue as a going concern.

Note 2. Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2007 include the valuation of accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of capital stock, options and warrants granted for services or recorded as debt discounts, or other non-cash purposes including business combinations and the estimate of the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2007.

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

Direct write-offs are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluates other circumstances that indicate that the Company should abandon such efforts.

Business Combinations

The Company accounts for its acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates, determination of appropriate discount rates, estimates of advertiser and publisher turnover rates, and estimates of terminal values. These assumptions are generally made based on available historical information. Definite-lived identifiable intangible assets are amortized on a straight-line basis, as this basis approximates the expected cash flows from the Company’s existing definite-lived identifiable intangible assets.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight line method and is expensed upon the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and records intangible assets acquired in a business combination in accordance with SFAS 141 “Business Combinations”.

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the Customer Relationships. Accordingly, amortization for the four month period ending December 31, 2007 is 46%, and amortization is 49% and 5% for the years ended December 31, 2008 and 2009, respectively.

Developed Technology is being amortized on a straight-line basis over 5 years.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of December 31, 2007, the Holdings reporting units consisted of the Company and Desktop. The Company, and now Holdings, has elected to test for goodwill impairment annually as of December 31, 2007.

We completed our annual goodwill impairment test as of December 31, 2007 and determined that no adjustment to the carrying value of goodwill was required.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses, are carried at historical cost basis. At December 31, 2007, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

In June 2006, the FASB issued SFASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This statement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on our inception date of June 14, 2007. The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). This Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for us on January 1, 2009. We do not currently have any non-controlling interests in our subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under GAAP and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 is effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position, "FSP FAS 157-2—Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. SFAS 159 is effective for us on January 1, 2008. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial position, cash flows or results of operations.

Note 3. Accounts Receivable

Accounts Receivable at December 31, 2007 is as follows:

2007
Accounts receivable	$3,540,302
Less: Allowance for doubtful accounts	(150,000)
Accounts Receivable, net	$3,390,302

As of December 31, 2007, we recorded an allowance for doubtful accounts of $150,000 which represents an allowance percentage of 4.2% of our gross accounts receivable balance of $3,540,302.

Bad debt expense was $116,055 for the year ended December 31, 2007 as a portion of the allowance for doubtful accounts was allocated to identifiable assets acquired related to the August 31, 2007 Desktop Acquisition.

Note 4. Property and equipment

At December 31, 2007, Property and equipment consisted of the following:

	Estimated useful life in years	2007
Computer equipment and software	3	$453,226
Office equipment	3-5	7,471
Furniture and Fixtures. (Including equipment under capital lease. See Note 6)	5	96,230

Accumulated depreciation		(44,896)
Property and equipment, net		$512,031

Depreciation expense was $44,896 for the year ended December 31, 2007.

Note 5. Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and records intangible assets acquired in a business combination in accordance with SFAS 141 “Business Combinations”.

Intangible assets which were all acquired from the Desktop business combination were as follows at December 31, 2007:

Customer relationships	$540,000
Developed technology	790,000
Domain name	683
1,330,683
Accumulated amortization	(302,062)
Intangible assets, net	$1,028,621

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the Customer Relationships. Accordingly, amortization for the four month period ending December 31, 2007 is 46% and will be 49% and 5% for the years ended December 31, 2008 and 2009, respectively.

Developed Technology is being amortized on a straight-line basis over 5 years.

The domain name is being amortized over its remaining life at acquisition date of six months.

Amortizaton expense for the period from June 14, 2007 (Inception) to December 31, 2007 was $302,062.

Note 6. Notes Payable and other obligations

Secured Senior Notes payable and other obligations at December 31, 2007 consist of:

		Debt Discount			Accumulated
	Principal	Original Issue Discount	Lender Fee	Common Stock	Amortization of Debt Discount	Notes Payable net of Debt Discount
Customer Acquisition Network Holdings, Inc.
8% Senior Secured Promissory Notes due (May 2008)	$5,000,000	$(500,000)	$(50,000)	$(802,500)	$225,416	$3,872,916
Equipment - Capital lease obligation	28,607	-	-	-	-	28,607

Total notes payable, long-term debt and other obligations	5,028,607	(500,000)	(50,000)	(802,500)	225,416	3,901,523
Less:
Current maturities	(5,009,290)	500,000	50,000	802,500	(225,416)	(3,882,206)

Amount due after one year	$19,317	$-	$-	$-	$-	$19,317

8% Senior Secured Promissory Notes due (May 2008)

On November 30, 2007, pursuant to a purchase agreement we sold senior secured promissory notes (the “Notes”) in the original aggregate principal amount of $5,000,000. We received net proceeds in the amount of $4,500,000 net of $500,000 of an Original Issue Discount upon sale of the Notes.

The Notes will mature on May 30, 2008 (the “Maturity Date”) and are accruing interest at the rate of 8% per annum, payable quarterly in cash. The Company, in the absence of an event of default and the satisfaction of certain conditions set forth in the Notes, shall be able to extend the Maturity Date from the original six months to nine months (the “Extended Maturity Date”) by delivering a written notice to the holders of the Notes within at least ten (10) but not more than twenty (20) business days prior to the Maturity Date. The Company, as one of the conditions to such extension, is obligated to issue an aggregate of 40,000 shares of its common stock (the “Shares”), to be allocated among the Buyers on the Maturity Date. In accordance with the terms and conditions of the Purchase Agreement, the Company will grant to the Buyers, in connection with the issuance of the Shares, “piggyback” registration rights with respect to the Shares in the event that the Company registers any shares of common stock held by other stockholders of the company. Additionally, as one of the conditions to such extension, the interest rate will increase from 8% per annum to 12% per annum.

We used the net proceeds from the sale of the Notes first, to pay expenses and commissions related to the sale of the Notes and second, for the general working capital needs and acquisitions of companies or businesses reasonably related to internet marketing and advertising.

In addition, the Purchase Agreement contains certain customary negative covenants, including, without limitation, certain restrictions (subject to limited exceptions) on (i) the issuance of variable priced securities, (ii) purchases and payments, (iii) limitations on prepayments, (iv) incurrence of indebtedness, (v) sale of collateral, (vi) affiliate transactions and (vii) the ability to make loans and investments.

In consideration of the execution and delivery by the Buyers of the Agreement, by and among the Company and the Buyers, the Buyers purchased 150,000 common shares at a negotiated purchase price of $0.01 per share from a third party stockholder of the Company. On such date, the closing trading price of the Company's common stock on the Over The Counter Bulletin Board was $5.35. The purchase of the common shares at a favorable price from such third party stockholder was a material inducement to the Buyers entering into the transactions. Accordingly, under U.S. Generally Accepted Accounting Principles, of the $4.5 million received by the Company in connection with the sale of the senior notes to the Buyers, $802,500 has been allocated to the value of the common shares sold to the Buyers as if such common shares were contributed to the Company by the third party and then reissued by the Company in connection with the transactions.

The resulting debt discount created by the original issue discount, lender fees and the 150,000 common shares issued of $1,352,500, is being amortized to interest expense over the term of the debt using the straight line method. Amortization expense for the year ended December 31, 2007 is $225,416 and is included in interest expense. In addition, the Company incurred legal and other fees associated with the issuance of the Notes. Such fees of $91,437 are included in Deferred debt issue costs and are being amortized to interest expense over the term of the debt using the straight line method. Amortization included in interest expense is $13,932.

Accrued interest related to the above notes at December 31, 2007, was $33,333.

The Notes are secured by a first security interest on all of Holding’s and its subsidiaries’ assets pursuant to a security agreement. The Purchase Agreement also provides for the pledge by Holdings and each of its subsidiaries of all of the capital stock or other equity interests held by them as collateral for the Notes, pursuant to a pledge agreement. In addition, each of the Holding’s subsidiaries has entered into a guaranty, guaranteeing Holding’s performance under the Purchase Agreement, Notes and related transaction documents.

In addition, the Company shall transfer all existing funds on deposit in each of its bank accounts on a daily basis to one or more deposit account(s) that are subject to an Account Control Agreement. The Account Control Agreement serves as collateral for all of the Company’s and its subsidiaries cash accounts. In the event of default the lenders will have full access to all of the Company’s cash accounts as set forth in the Account Control Agreement.

Convertible Promissory Notes

In June 2007, the Company’s then two majority shareholders advanced $250,000 to the Company in the form of convertible notes at $125,000 each, bearing interest at 8% per annum mandatorily convertible at $.50 or 500,000 shares upon the Company entering into a financing arrangement of over $2,000,000. The Company determined that in accordance with SFAS 133, the embedded conversion options were not derivatives at the debt issuance date of June 28, 2007 or the balance sheet date of July 31, 2007, because the Company was not publicly traded prior to the August 28, 2007, merger and therefore, the underlying shares were not easily convertible to cash. In addition, there was no intrinsic beneficial conversion value of the conversion rights. On August 28, 2007, the shareholders converted the principal and interest of $250,000 into 500,000 shares (See Note 9.)

Furniture and Fixtures – Capital lease obligation

In December 2007, Desktop purchased Furniture and Fixtures for $ 29,358 through a Financing agreement, payable in 36 installments of $ 882. Interest is calculated at 5.57% per annum.

 Note 7.  Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt to shares of common stock outstanding at December 31, 2007, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

From June 14, 2007 (Inception) to December 31, 2007
Net (loss)	$(3,232,967)

Weighted-average common shares outstanding—basic	28,025,035

Dilutive effect of stock options	-

Number of shares used to compute net income per common share—diluted	28,025,035

Net (loss) per common share:

Basic	$(0.12)

Diluted	$(0.12)

At December 31, 2007 there were common stock options for 4,331,000 shares and common stock warrants for 500,000 shares which if exercised, may dilute future earnings per share.

Note 8.  Income Taxes

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiaries. The amounts provided for income taxes are as follows:

From June 14, 2007 (Inception) to Decemebr 31, 2007
Current:
U.S. Federal	$-
State	18,000
$18,000

Deferred (Benefit):
U.S. Federal	$(486,500)
State	(69,500)
$(556,000)

Total Benefit	$(538,000)

The difference between the statutory overall combined federal and state benefit of 40% and the effective 14.3% benefit for the period from June 14, 2007 (inception) to December 31, 2007 is primarily a result of a $959,587 valuation allowance provision.

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2007
	Deferred Tax	Deferred Tax
	Assets	Liabilities
Book/tax differences Intangible assets	$-	$435,358
Unrestricted U.S. tax loss carryforwards	1,197,256
Accounts receivable	46,422
Deferred Compensation - Stock Options	108,370
Amortization of Warrants	35,696
Valuation allowance	(952,387)
	$435,358	$435,358

At December 31, 2007 the Company had approximately $2,655,139 of net operating loss carryforwards which will expire in 2027.

As part of the allocation of purchase price associated with the Desktop Merger (see Note 1) deferred tax liabilities of $556,000 were established as a result of differences between the book and tax basis of acquired intangible assets. In addition, as of December 31, 2007 the company has a net deferred tax asset of $435,358 recognized as of result of $3,770,967 consolidated net loss before income taxes and other temporary difference presented above for the period from June 14, 2007 (inception) to December 31, 2007. The deferred tax asset is net of a $959,587 valuation allowance. The deferred tax asset is netted against the deferred tax liability for a net zero amount and accordingly neither is presented on the accompanying consolidated balance sheet.

Note 9.  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock of which none is issued and outstanding at December 31, 2007.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of $0.001 par value common stock of which 34,979,667 was issued and outstanding at December 31, 2007.

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

During July and August 2007, the Company issued 7,138,000 common stock for proceeds of $6,998,547 net of offering costs of $139,453.

On August 28, 2007, the Company is deemed to have issued 6,575,000 common shares pursuant to a recapitalization (See Note 1).

On August 28, 2007, the Company issued 500,000 common shares upon conversion of $250,000 mandatory redeemable convertible debt. The Company has recorded issuable shares of 5,668 related to accrued interest due upon conversion.

On August 31, 2007, the Company issued 3,500,000 common shares in consideration for the purchase of Desktop (See Note 1).

On October 22, 2007, a consultant exercised 600,000 warrants for $6,000 (See below).

On October 12, 2007, the Company agreed to issue 66,667 shares in settlement of $100,000 outstanding legal fees. The shares were valued at $1.00 per share resulting in a gain of $33,333 which was credited to legal expenses and netted in general and administrative expenses in the accompanying statement of operations.

Consulting Agreements and Warrants Granted

On August 29, 2007, Holdings assumed CAN’s obligations pursuant to a consulting agreement with a provider of investor and public relation services (the “Consulting Agreement”). Under the terms of the Consulting Agreement, the service provider is to provide described services under a 12-month term at fees of $7,000 monthly. In connection with the Holdings entering into the Consulting Agreement, Holdings issued, on September 5, 2007, 500,000 warrants for Holdings stock at an exercise price of $2.00 per share (the “Warrant”). The Warrant expires on September 5, 2012 and it and the underlying warrant shares are subject to an 18-month lock-up. In addition, as of the date Holdings entered into the Consulting Agreement, the Warrant issued under such Consulting Agreement is fully vested and non-forfeitable. Accordingly, in accordance with Emerging Issues Task Force 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” the fair market value of the Warrant, $267,772. The Company estimated fair value using the Black-Scholes option-pricing model, based on 80% volatility (based on comparable companies) 5 year expected life of the warrant and a risk free rate for expected life of 4.16%. The $267,772 is being deferred and recognized pro rata over the term of the agreement. The Company recorded compensation expense of $89,241 for the period ended December 31, 2007 in connection with this warrant.

On October 12, 2007, the Company entered into an additional consulting agreement with a provider of investor and public relation services (the “Second Consulting Agreement”). Under the terms of the Second Consulting Agreement, the service provider is to provide described services under an 18-month term at fees of $12,000 monthly. In connection with the Company entering into the Second Consulting Agreement, The Company issued, on October 12, 2007, 600,000 additional warrants for Holdings common stock at an exercise price of $0.01 per share (the “Additional Warrants”). The Additional Warrants were to expire on October 31, 2007, In addition, as of the date Holdings entered into the Second Consulting Agreement, the Additional Warrants to be issued under such Second Consulting Agreement are fully vested and non-forfeitable. Accordingly, in accordance with Emerging Issues Task Force 00-18, “Accounting Recognition for Certain transactions Involving Equity Instruments Granted to Other Than Employees” the fair market value of the Additional Warrants, $594,000, was deferred and to be recognized pro rata over the agreement term. The Company estimated the fair value using the Black Scholes option pricing model based on a 80% volatility (based on comparable volatilities) expected term of 30 days and interest rate of 4.25%.

On October 22, 2007, the consultant exercised the Additional Warrants and the Company received $6,000.

On December 11, 2007, in mutual agreement with the Company, the Second Consulting agreement was terminated and the remaining portion of the $594,000 of unamortized deferred consulting costs as expensed and included in general and administrative expenses.

Stock Incentive Plan and Option Grants

Pursuant to the CAN Merger, Holdings’ Board of Directors approved the 2007 Stock Incentive Plan (the “Plan”) that provides for the grant of up to 4,500,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants.

Immediately following the CAN Merger, on August 28, 2007 ( the “Measurement Date”), Holdings granted to three officers, options to purchase shares of Holdings common stock pursuant to their respective employment agreements. In connection with such grants, Holdings’ Chief Executive Officer, Chief Operating Officer and Chief Financial Officer each received options to purchase 1,350,000, 500,000, and 285,000 shares of our common stock, respectively. The term of each option granted to Holdings’ senior executives under the 2007 Stock Incentive Plan is 5 years expiring June 28, 2012. The per share exercise price of each option is $1.00. One-twelfth (1/12) of the options granted will vest and become exercisable each quarter that the executive remains employed with us after giving effect to the CAN Merger.

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

On October 12, 2007, Holdings granted 671,000 common stock options at an exercise price of $1.00 per share to certain employees of Holdings. Of this amount, 625,000 options expire September 21, 2012 and vest one quarter per year over three years and the remaining 46,000 options expire September 21, 2012 and vest one quarter per year over four years.

During October through December 2007, we granted 260,000 stock options, each exercisable at the fair value of the common stock on the respective grant dates ranging from $3.98 to $4.98 pursuant to the employment contracts. The options vest pro rata over 4 years and expire 5 years from the grant date. The total value of the options of $1,219,746 was computed using a Black-Scholes option pricing method with volatility of 80% (based on comparative companies) an expected term of 5 years (based on contracted term since we have no history and using the SAB 107 simplified method does not produce a material difference), dividends of 0% and an interest rate ranging from 3.23% to 3.77%. The value will be recognized pro rata over the respective 4-year requisite service periods and the amount to be recognized in 2007 was not material.

The total value related to the aforementioned options granted is approximately $449,000, to be recognized over the respective vesting periods.

On November 13, 2007, Holdings adopted the Customer Acquisition Network Holdings Inc., 2007 Incentive Stock and Award Plan (the “2007 Award Plan”), that provides for the grant of up to 1,000,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants and in order to provide a means whereby employees, officers, directors and consultants of Registrant and its affiliates and others performing services to Registrant may be given an opportunity to purchase shares of the common stock of Registrant.

The 2007 Award Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board of Directors of Registrant shall administer the Plan.

The material terms of each option granted pursuant to the 2007 Award Plan by Registrant shall contain the following terms: (i) that the purchase price of each share of common stock purchasable under an incentive option shall be determined by the Committee at the time of grant, but shall not be less than 100% of the Fair Market Value (as defined in the 2007 Award Plan) of such share of common stock on the date the option is granted, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than ten years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable as to one-third of the total number of shares subject to the option on each of the first, second and third anniversaries of the date of grant.

For options granted under the 2007 Stock Incentive Plan, the Company estimated fair values using the Black-Scholes option-pricing model, based on the following assumptions:

Dividend Yield	0.0%
Risk free interest rates	4.25%-4.42%
Volatility (Based on comparative Companies)	80%
Expected Life (years)	5

The total value related to the Stock Incentive Plan for options granted is approximately $2,719,317, to be recognized over the respective vesting periods. The Company recorded compensation expense of $270,926 for the period ended December 31, 2007 in connection with these options with unrecognized value to be expensed in future years of $2,448,391

A summary of employee stock option transactions follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding on June 14, 2007 (inception)	-
Granted	4,331,000	$1.06	4.68
Exercised	-
Cancelled	-
Outstanding on December 31, 2007	4,331,000

Additional information relating to options outstanding at December 31, 2007 follows:

	December 31, 2007
Range of Exercise Prices	Outstanding as of 12/31/2007	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of 12/31/2007	Weighted-Average Exercise Price
$1.00	4,331,000	4.68	$1.06	221,186	$1.00
	4,331,000	4.68	$1.06	221,186	$1.00

Note 10.  Commitments and Contingencies

Leases

As of December 31, 2007, the minimum future lease payments for the New York lease with noncancelable terms in excess of one year are as follows:

Year ended December 31,
2008	$105,570
2009	105,570
2010	105,570
2011	105,570
2012	52,785
$475,065

Rent expense was $90,764 for the period ended December 31, 2007.

The Company leases office space for its Fort Lauderdale location under a yearly renewable lease agreement. Monthly lease expense associated with this lease is approximately $11,300.

Guaranteed Bonus

On December 2007, the Company entered into an employment agreement whereby the Company is obligated to pay a guaranteed bonus of $500,000 during the first year of the employment agreement.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2007, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 11. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency with a limited number of financial institutions in the United States. The balances in the United States held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2007, there was approximately $1,136,000 and $2,806,000 in excess of insurable limits at two different locations.

Concentration of Revenues and Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts.

For the year ended December 31, 2007, the Company had various significant customers with individual percentage of total revenues equaling 10% or greater as follows:

December 31, 2007
Customer 1	34.26%
Customer 2	32.89%
% of Total Revenues	67.15%

All revenues during 2007 were comprised of advertising sales.

At December 31, 2007 concentration of accounts receivable with Significant Customers representing 10% or greater of accounts receivable was as follows:

Customer 1	39.79%
Customer 2	25.35%
Customer 3	11.04%
% of Accounts receivable	76.18%

Note 12.  Related Party transactions

The Company’s two majority shareholders advanced $250,000 to the Company in the form of convertible notes at $125,000 each, bearing interest at 8% per annum, mandatorily convertible at $.50 or 500,000 shares upon the Company entering into a financing arrangement of over $2,000,000. On August 28, 2007, the shareholders converted the principal of $250,000 into 500,000 shares (See Note 9.)

In connection with the acquisition of Desktop, Holdings is obligated to pay an additional $1 million (the “Earn Out”) if Desktop achieves certain revenue and gross margins, as defined, in the 90 day period subsequent to closing the Dektop Merger. In addition, if Desktop achieves other certain revenues, as defined, the Earn Out is subject to acceleration. Pursuant to the terms of the Desktop Merger, on October 5, 2007, $643,000 was paid as part of the Desktop earn-out. (See Note 1.) Additionally, in connection with the payout of the Earn Out, a balance of approximately $20,000 was netted against the Earn Out payment to the controlling director.

In connection with the sale of the senior notes a related party issued 150,000 common shares to the Buyers of the notes for a value of $802,500. (See Note 9.)

Included in revenues during 2007 is approximately $154,000 of revenue from a related party affiliate which is controlled by one of our directors who was one of the former owners of Desktop Interactive, Inc., the Company we acquired on August 31, 2007.

Note 13.  Subsequent events

Merger with Options Media

On January 4, 2008, Holdings consummated an Agreement and Plan of Merger (the “Options Merger”), wherein Holdings formed, Options Acquisition Sub, Inc. (“Options Acquisition”), and Options Newsletter, Inc. (“Options Newsletter” or "Options") was merged into Options Acquisition, which is the surviving corporation and a wholly-owned subsidiary of Holdings.

Options Newsletter, a privately held Delaware corporation, now known as Options MEDIA, began selling advertising space within free electronic newsletters that Options Newsletter published and emailed to subscribers. Options Newsletter also generated leads for customers by emailing its customers’ advertisements to various email addresses from within the Options Newsletter’s database. Options Newsletter is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. During 2007, the majority of Options Newsletter’s revenue was derived from being an ESP, but the Options Acquisition continues to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

The initial merger consideration (the “Options Merger Consideration”) consisted of $1.5 million in cash of which $150,000 is held in escrow pending passage of deferred representation and warranty time period and 1.0 million shares of Holdings’ stock valued at $5.72 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”) , for a total initial purchase price of $7,373,771, which includes legal fees of $42,998 and brokers fees of $50,000 and 10,000 warrants with an exercise price of $5.57 per share valued at $63,500 associated with the Options Merger, all totalling approximately $156,498 and which are considered part of the purchase price.

The shares of Holdings’ stock issued in conjunction with the Options Merger are subject to a 12-month lockup.

In addition to the Options Media Merger Consideration, Holdings is obligated to pay an additional $1 million (the “Options Earn Out”) if the objectives are achieved and Options Media achieves its profitability projections.

Holdings has accounted for the acquisition utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The results of operations of Options Acquisition will be included in the consolidated results of operations of the Company beginning on January 1 , 2008. The net purchase price, including acquisition costs paid, was allocated to assets acquired and liabilities assumed as follows:

Current assets (including cash of $41,424)	$58,153
Property and equipment	112,289
Other assets (Software)	67,220
Goodwill	7,004,860
Intangible assets	650,000
Liabilities assumed	(258,751)
Deferred tax liability	(260,000)
Net purchase price	$7,373,771

Unaudited pro forma results of operations data as if the Desktop Merger and Options Merger had occurred as of January 1, 2007 are as follows:

	Holdings and Desktop	Options Media	Holdings
	For the year ended December 31, 2007	For the year ended December 31, 2007	For the year ended December 31, 2007
Pro forma revenues	$11,896,788	$1,819,060	$13,715,848
Pro forma (loss) income from operations	(3,671,555)	353,323	$(3,318,232)
Pro forma net loss	(3,133,555)	(36,677)	$(3,170,232)
Pro forma loss per share	$(0.12)	$(0.001)	$(0.013)
Pro forma diluted loss per share	$(0.12)	$(0.001)	$(0.013)

The net purchase price allocation is preliminary and subject to change based on the completion of a third party valuation of the intangible assets acquired and the obtaining of additional information necessary to complete such valuation. The intangible assets acquired were recorded at their preliminary fair market value and included Customer Relationships and Covenant Not to Compete. A third party valuation is in process and is expected to be completed in the second quarter of 2008.

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2007, and is not intended to be a projection of future results.

In connection with the purchase of options, the Company executed a three year employment agreement with the former owner of Options to pay him $250,000 per year plus 300,000 options which cliff vest 1/3 at the end of each of three years and are exercised at $1.00 per share.

In January 2008, the Company granted 42,500 common stock options, each exercisable at the fair value of the common stock on the respective grant dates ranging from $5.65 to $6.16 to certain employees of the Company. Such options expire in 5 years from the grant date and vest over 4 years. The total value of the options of approximately $165,000, was computed using a Black-Scholes option pricing method with volatility of 80% (based on comparative companies) an expected term of 5 years (based on contracted term since we have no history and using the SAB 107 simplified method does not produce a material difference), dividends of zero and an interest rate ranging from 2.86% to 3.16%, The value will be recognized pro rata over the respective 4-year requisite service period.

Sale of Common Stock

On March 28, 2008, the Company sold an aggregate of (i) 300,000 shares of its common stock, par value $0.001 per share and (ii) five-year warrants to purchase 150,000 shares of its common stock at an exercise price of $2.75 per share. The Company received aggregate gross proceeds of $750,000 from the sale of the Common Stock and Warrants. These shares and warrants are price protected and the Company may be obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.50 per share or warrants at an exercise price of less than $2.75.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A (T).  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this annual report on Form 10-KSB. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report on the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B. OTHER INFORMATION

Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously included in our Current Reports on Form 8-K filed with the Securities and Exchange Commission, we have not sold any equity securities during the period covered by this annual report on Form 10-KSB that were not registered under the Securities Act of 1933, as amended.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors.

Name	Age	Position
Michael D. Mathews	46	Chief Executive Officer, President and Director
Devon M. Cohen	50	Chief Operating Officer and Secretary
Bruce G. Kreindel	60	Chief Financial Officer, Treasurer and Director
Michael Katz	29	President of InterCLICK and Director
Michael Brauser	51	Director
Barry Honig	36	Director
Sanford Rich	48	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the board.

Biographies

Michael D. Mathews has served as our Chief Executive Officer and President and a member of our board of directors since August 28, 2007. Mr. Mathews is a founder of the Company and has served as its Chief Executive Officer, President and a director since its inception in June 2007. From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue USA, LLC, an Internet promotional marketing company. From 2002 to 2004, Mr. Mathews served as the founder and president of Ripple Effect International, Inc. From 1999 to 2002, Mr. Mathews served as the president of AGENCY.COM, an Internet marketing company. Mr. Mathews holds a MBA from Golden Gate University, San Francisco, CA and a BS in Marketing from San Francisco State University, San Francisco, CA.

Devon M. Cohen has served as our Chief Operating Officer and Secretary since August 28, 2007.  Mr. Cohen has served as the Company’s Chief Operating Officer and Secretary since its inception in June 2007.  From 2005 to 2006, Mr. Cohen was the VP of Vertical Development for World Avenue USA, LLC, an Internet promotional marketing company. From 2003 to 2005, Mr. Cohen was the Vice President of LiveDeal.com, an Internet classifieds marketplace. From 2002 to 2003, Mr. Cohen was the CEO of PASC, LLC., an Ambulatory Surgical Center development startup.  From 2000 to 2002, Mr. Cohen was the CEO of FordDirect.com, which is Ford’s retail Internet sales presence. Prior to this Mr. Cohen was a VP for DaimlerChrysler, Group Executive for HSBC and Director of Finance at Merrill Lynch and CPA with KPMG.  Mr. Cohen holds a BS in Accounting from SUNY Binghamton.

Bruce G. Kreindel, has served as our CFO and a Director since August 28, 2007, and the CFO of the Company since August 28, 2007. Mr. Kreindel was in practice with PricewaterhouseCoopers(PwC) for 28 years (17 as a Partner)from 1977 to 2005. Mr. Kreindel served an array of clients in PwC’s Assurance services practice. His clients included both SEC and non SEC registrants, including many multinational branded consumer products and emerging growth technology companies. Mr. Kreindel graduated Summa Cum Laude in 1977 from The University of Hartford with a BS in Accounting. He is a member of the American Institute of Certified Public Accountants, the Connecticut Society of Certified Public Accountants, the National Association of Certified Valuation Analysts and is licensed in the State of Florida.

Michael Katz has served as one of our Directors since August 31, 2007.  From 2003 to 2007, Mr. Katz was the founder, CEO, and President of the interCLICK ad network, a DE based company.  Prior to that, Mr. Katz was a financial analyst for Accenture from 2001 to 2003. Michael graduated from Syracuse University with degrees in Finance and Economics.

Michael Brauser has served as a member of our board of directors since August 28, 2007. Mr. Brauser has served as a director of the Company since August 28, 2007. Mr. Brauser served as Chairman of the Board of Directors of SendTec, Inc. from October 2005 through November 2006. Prior to that, Mr. Brauser was the founder, President and CEO of Marlin Capital Partners, a private investment company since 2003. From 1999 through 2002, he served as President and Chief Executive Officer of Naviant, Inc. (eDirect, Inc.), an internet marking company. He also was the founder of Seisant Inc. (eData.com, Inc.) and served as a member of its Board of Directors from 1999 through 2003.

Barry Honig has served as a member of our board of directors since August 28, 2007. Mr. Honig has served as a director of the Company since its inception in June 2007. Barry, is currently the President and founder of GRQ Consultants Inc, an investor and consultant to early stage companies. Since 2003, Mr. Honig has advised and consulted in diverse areas including capital structure, debt financing, merger and acquisition, capital introductions all the way thru till the IPO/reverse merger is completed. Prior to GRQ, Mr. Honig was a co-founder of Marlin Capital LLC, a registered broker- dealer and market maker in over 500 Nasdaq securities. From 1998-2001, he worked at Ramius Capital trading in distressed equities, arbitrage, long/short and other specialized trading strategies.

Sanford Rich has served as one of our directors since August 28, 2007. He is currently a director and Audit Committee Chairman for Health Benefits Direct Corporation, serving since April 2006, and Senior Vice President of Investments and Portfolio Manager at GEM Capital Management Inc., a specialist manager of High Yield and Convertible Securities portfolios for institutions, and has held this position since November 1995. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980). Mr. Rich has an MBA from NYU Stern School of Business.

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2007, was one of our directors or officers, or beneficial owner of more than ten percent of our Common Stock (which is the only class of securities registered under Section 12 of the Exchange Act), failed to file on a timely basis reports required by Section 16 of the Exchange Act during such fiscal year. The foregoing is based solely upon our review of Forms 3 and 4 relating to the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

Code of Ethics

We have not adopted a formal code of ethics and business conduct as of December 31, 2007 or as of the date of the filing of the Form 10-KSB. We intend to adopt a formal code of ethics and business conduct in the near future.

Board Committees

We intend to appoint such persons to the Board of Directors and committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange. We intend that a majority of our directors will be independent directors. Additionally, the Board of Directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the near future.

Our Board of Directors, sitting as a board, performs the role of a compensation committee.

Director Independence

We believe that Sanford Rich is an “independent director,” as that term is defined by applicable listing standards of The Nasdaq Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for the periods presented certain information concerning all compensation earned by or awarded or paid to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2007.

Summary Compensation Table

Name	Year	Salary ($)	Option Awards ($)		Total ($)
Michael D. Mathews Chief Executive Officer, President and Director	2007	$166,071	$122,545	(1)	$288,616
Devon M. Cohen Chief Operating Officer and Secretary	2007	$153,297	$47,795	(2)	$201,092
Bruce G. Kreindel Chief Financial Officer, Treasurer and Director	2007	$127,747	$37,830	(3)	$165,577
Michael Katz, President of InterCLICK and Director	2007	$116,896	$-	(4)	$116,896

(1)
On August 28, 2007, Mr. Mathews was granted an option to purchase 1,450,000 (including 100,000 related to Director Option awards) shares of our common stock at an exercise price of $1.00 per share, such option fully vests on August 28, 2010. On October 12, 2007, Mr. Mathews was granted an additional option to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on October 12, 2010. Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s stock option, calculated in accordance with SFAS 123R. See Note 9 to our consolidated financial statements included herein for a discussion of assumptions made by us in determining the grant date fair value and compensation costs of this equity award.

(2)
On August 28, 2007, Mr. Cohen was granted an option to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on August 28, 2010. On October 12, 2007, Mr. Cohen was granted an additional option to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on October 12, 2010. Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s stock option, calculated in accordance with SFAS 123R. See Note 9 to our consolidated financial statements included herein for a discussion of assumptions made by us in determining the grant date fair value and compensation costs of this equity award.

(3)
On August 28, 2007, Mr. Kreindel was granted an option to purchase 385,000 (including 100,000 related to Director Option awards) which include shares of our common stock at an exercise price of $1.00 per share, such option fully vests on August 28, 2010. On October 12, 2007, Mr. Kreindel was granted an additional option to purchase 175,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on October 12, 2010. Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s stock option, calculated in accordance with SFAS 123R. See Note 9 to our consolidated financial statements included herein for a discussion of assumptions made by us in determining the grant date fair value and compensation costs of this equity award.

(4)
On August 31, 2007, Mr. Katz was granted an option to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on August 31, 2012. Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer's stock option, calculated in accordance with SFAS 123R. See Note 9 to our consolidated financial statements included herein for a discussion of assumptions made by us in determining the grant date fair value and compensation costs of this equity award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock option awards held by the Named Executive Officers as of December 31, 2007.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Michael D. Mathews (1)	08/28/2007	121,715	-	1.00	8/28/2012
	10/12/2007	-	-	1.00	10/12/2012

Devon M. Cohen (2)	08/28/2007	41,971	-	1.00	8/28/2012
	10/12/2007	-	-	1.00	10/12/2012

Bruce G. Kreindel (3)	08/28/2007	32,318	-	1.00	8/28/2012
	10/12/2007	-	-	1.00	10/12/2012

Michael Katz (4)	08/31/2012	-	-	1.00	08/31/2012

(1)
On August 28, 2007, Mr. Mathews was granted an option to purchase 1,450,000 (including 100,000 related to Director Option awards) shares of our common stock at an exercise price of $1.00 per share, such option fully vests on August 28, 2010. On October 12, 2007, Mr. Mathews was granted an additional option to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on October 12, 2010. Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s stock option, calculated in accordance with SFAS 123R. See Note 9 to our consolidated financial statements included herein for a discussion of assumptions made by us in determining the grant date fair value and compensation costs of this equity award.

(2)
On August 28, 2007, Mr. Cohen was granted an option to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on August 28, 2010. On October 12, 2007, Mr. Cohen was granted an additional option to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on October 12, 2010. Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s stock option, calculated in accordance with SFAS 123R. See Note 9 to our consolidated financial statements included herein for a discussion of assumptions made by us in determining the grant date fair value and compensation costs of this equity award.

(3)
On August 28, 2007, Mr. Kreindel was granted an option to purchase 385,000 (including 100,000 related to Director Option awards) shares of our common stock at an exercise price of $1.00 per share, such option fully vests on August 28, 2010. On October 12, 2007, Mr. Kreindel was granted an additional option to purchase 175,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on October 12, 2010. Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s stock option, calculated in accordance with SFAS 123R. See Note 9 to our consolidated financial statements included herein for a discussion of assumptions made by us in determining the grant date fair value and compensation costs of this equity award.

(4)
On August 31, 2007, Mr. Katz was granted an option to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share, such option fully vests on August 31, 2012. Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer's stock option, calculated in accordance with SFAS 123R. See Note 9 to our consolidated financial statements included herein for a discussion of assumptions made by us in determining the grant date fair value and compensation costs of this equity award.

Employment Agreements

Mathews employment agreement. On June 28, 2007, we entered into an employment agreement with Michael Mathews, to serve as our Chief Executive Officer. The agreement may be terminated by us or by Mr. Mathews under certain circumstances. Pursuant to the agreement, Mr. Mathews is to receive an annual base salary of $325,000, $340,000 and $350,000, respectively, for the first three years, and then an agreed upon salary for all future years of employment. In addition to a base salary, Mr. Mathews is eligible to receive an annual bonus (pro-rated for partial calendar years during the employment period) upon the achievement of pre-established performance goals tied to our revenues and earnings, as to be determined by our board of directors after consultation with Mr. Mathews. Depending upon achievement of the performance goals, Mr. Mathews’ bonus for each calendar year during the employment period will be 50% of his base salary earned during such year. The bonus is to be paid 50% in cash and 50% in company stock. We agreed to pay Mr. Mathews a guaranteed $50,000 minimum bonus subject to forfeiture if certain conditions set forth in his employment agreement are not achieved.

In addition to his base salary and bonus, we agreed to pay Mr. Mathews’ former employer, World Avenue LLC, $100,000. Mr. Mathews also received a relocation payment of $50,000, subject to forfeiture if certain conditions set forth in his employment agreement are not achieved.

If Mr. Mathews’ employment is terminated without cause or if he resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for eighteen months. Under the agreement, if Mr. Mathews is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us for eighteen months after the termination of his employment.

Cohen employment agreement. One June 28, 2007, we entered into an employment agreement with Devon Cohen, to serve as our Chief Operation Officer. The agreement may be terminated by us or by Mr. Cohen under certain circumstances. Pursuant to the agreement, Mr. Cohen is to receive an annual base salary of $300,000, $315,000 and $330,000, respectively, for the first three years, and then an agreed upon salary for all future years of employment. In addition to a base salary, Mr. Cohen is eligible to receive an annual bonus (pro-rated for partial calendar years during the employment period) upon the achievement of pre-established performance goals tied to our revenues and earnings, as to be determined by our board of directors after consultation with Mr. Cohen. Depending upon achievement of the performance goals, Mr. Cohen’s bonus for each calendar year during the employment period will be 50% of his base salary earned during such year. The bonus is to be paid 50% in cash and 50% in our stock.

If Mr. Cohen’s employment is terminated without cause or if he resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for twelve months. Under the agreement, if Mr. Mathews is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us for twelve months after the termination of his employment.

Kreindel employment agreement. We have entered into an employment agreement with Bruce Kreindel, to serve as our Chief Financial Officer. The agreement may be terminated by us or by Mr. Kreindel under certain circumstances. Pursuant to the agreement, Mr. Kreindel is to receive an annual base salary of $250,000, $265,000 and $280,000, respectively, for the first three years, and then an agreed upon salary for all future years of employment. In addition to a base salary, Mr. Kreindel is eligible to receive an annual bonus (pro-rated for partial calendar years during the employment period) upon the achievement of pre-established performance goals tied to our revenues and earnings, as to be determined by our board of directors after consultation with Mr. Kreindel. Depending upon achievement of the performance goals, Mr. Kreindel’s bonus for each calendar year during the employment period will be 50% of his base salary earned during such year. The bonus is to be paid 50% in cash and 50% in our stock.

If Mr. Kreindel’s employment is terminated without cause or if he resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for twelve months. Under the agreement, if Mr. Kreindel is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us for twelve months after the termination of his employment.

Upon consummation of the CAN Merger, we assumed the obligations under these employment agreements.

Katz employment agreement. On August 31, 2007 (the “Effective Date”), we entered into an employment agreement with Michael Katz, to serve as the President of our Desktop subsidiary. The agreement may be terminated by us or by Mr. Katz under certain circumstances. Pursuant to the agreement, Mr. Katz is to receive an annual base salary of $250,000. Mr. Katz also received a signing bonus of $75,000 payable on the Effective Date. In addition to a base salary, Mr. Katz is eligible to receive an annual bonus (pro-rated for partial calendar years during the employment period) upon the achievement of pre-established performance goals tied to the Desktop’s revenues and earnings, as to be determined by the board of directors after consultation with Mr. Katz. Depending upon achievement of the performance goals, Mr. Katz’s bonus for each calendar year during the employment period will be 30% of his base salary earned during such year (with straight-line interpolation applied in the event that Desktop achieves at least 75% of such targets). In the event that we are unable to agree on a mutually acceptable bonus target with Mr. Katz then he will receive a guaranteed annual bonus for such fiscal year of not less than fifteen percent (15%) of his base salary. In his sole discretion, Mr. Katz may elect to receive such annual bonus in capital stock at the basis determined by our board if directors in good faith.

If Mr. Katz’s employment is terminated without cause or if he resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for twelve months. Under the agreement, if Mr. Katz is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us or any of our subsidiaries for twelve months after the termination of his employment.

Stock Incentive Plan

We have adopted a 2007 Stock Incentive Plan that provides for the grant of up to 4,500,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants. Immediately following the CAN Merger we granted to members of our management options to purchase shares of our common stock. In connection with such grants, Messrs. Mathews, Cohen, and Kreindel, members of our management, received options to purchase 1,350,000, 400,000, and 285,000 shares of our common stock respectively. Additionally, on August 28, 2007, we granted an additional 100,000 options to each of our five Board directors totalling 500,000 options.

The term of each option granted to our executives under our 2007 Stock Incentive Plan is June 28, 2010. The per share exercise price of each option is $1.00. One-twelfth (1/12) of the options granted will become exercisable each quarter that the executive remains employed with us after giving effect to the CAN Merger.

Immediately following the Desktop Merger we granted to Mr. Katz options to purchase 300,000 shares of our common stock. The term of the option granted to our executives under our 2007 Stock Incentive Plan is August 31, 2012. The per share exercise price of each option is $1.00. One-quarter of the options granted will become exercisable each year that Mr. Katz remains employed with us after giving effect to the Desktop Merger.

On November 13, 2007, Holdings adopted the Customer Acquisition Network Holdings Inc., 2007 Incentive Stock and Award Plan (the “2007 Award Plan”), that provides for the grant of up to 1,000,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants and in order to provide a means whereby employees, officers, directors and consultants of Registrant and its affiliates and others performing services to Registrant may be given an opportunity to purchase shares of the common stock of Registrant.

Director Compensation

As of December 31, 2007, the Company did not have compensation arrangements in place for members of their Board of Directors.

Director Compensation

The following table summarizes the compensation awarded to our directors in 2007:

Name	Fees Earned or Paid in Cash	Option Awards	Total (1)
Michael D. Mathews	$-	100,000	$7,608
Bruce G. Kreindel	$-	100,000	$7,608
Michael Brauser	$-	100,000	$7,608
Barry Honig	$-	100,000	$7,608
Sanford Rich	$-	100,000	$7,608
Michael Katz	$-	-	$-

(1)
Based upon the aggregate grant date fair value calculated in accordance with SFAS 123R and using a Black-Scholes valuation model. Assumptions used in the calculation of these amounts are included in Note 9 to our consolidated financial statements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth certain information as of March 26, 2008, regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our Chief Executive Officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and that person’s address is c/o Customer Acquisition Network Holdings, Inc.,200 Park Avenue South, Suite 908-909, New York, New York 10003. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 26, 2008, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Barry Honig	8,492,288	(2)	23.60%
595 S. Federal Hwy. Ste. 600
Boca Raton, FL 33432
Michael Brauser	8,234,788	(3)	22.89%
595 S. Federal Hwy. Ste. 600
Boca Raton, FL 33432
Michael Katz	2,000,000		5.56%
Michael D. Mathews	1,735,173	(4)	4.82%
Hagai Schecter	1,000,000		2.78%
240 Old Federal Hwy Suite #100
Hallandale, FL 33009
Devon Cohen	817,336	(5)	2.27%
401 E. Las Olas Blvd. Suite 1560
Fort Lauderdale, FL, 33301
Bruce G. Kreindel	593,855	(6)	1.65%
401 E. Las Olas Blvd. Suite 1560
Fort Lauderdale, FL, 33301
Sanford Rich	16,788	(7)	*
950 Third Avenue 22nd Floor
New York, NY 10022

All directors and executive officers as a group (8 persons)	22,890,229		63.57%

(1)	Based on 35,979,667 shares of our common stock issued and oustanding as of March 26, 2008.

(2)	Includes 16,788 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 26, 2008.

(3)	Includes 16,788 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 26, 2008.

(4)	Includes 265,173 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 26, 2008.

(5)	Includes 117,336 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 26, 2008.

(6)	Includes 93,855 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 26, 2008.

(7)	Includes 16,788 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 26, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our two former majority shareholders advanced $250,000 to us in the form of convertible notes at $125,000 each, bearing interest at 8% per annum, mandatorily convertible at $.50 or 500,000 shares upon our entering into a financing arrangement of over $2,000,000. On August 28, 2007, the shareholders converted the principal of $250,000 into 500,000 shares (See Note 9 of our consolidated financial statements included in this annual report on Form 10-KSB.)

In connection with the acquisition of Desktop, we are obligated to pay an additional $1 million (the “Earn Out”) if Desktop achieves certain revenue and gross margins, as defined, in the 90 day period subsequent to closing the Dektop Merger. In addition, if Desktop achieves other certain revenues, as defined, the Earn Out is subject to acceleration. Pursuant to the terms of the Desktop Merger, on October 5, 2007, $643,000 was paid as part of the Desktop earn-out. (See Note 1 of our consolidated financial statements included in this annual report on Form 10-KSB.)

In connection with the sale of the senior secured notes a related party issued 150,000 common shares to the buyers of the notes for a value of $802,500. (See Note 9 of our consolidated financial statements included in this annual report on Form 10-KSB.)

Included in revenues during 2007 is approximately $154,000 of revenue from a related party affiliate which is controlled by one of our directors who was one of the former owners of Desktop Interactive, Inc., the Company we acquired on August 31, 2007.

ITEM 13. EXHIBITS

Exhibit No.	Description
2.1
Agreement of Merger and Plan of Reorganization, dated as of August 28, 2007, by and among Customer Acquisition Network Holdings, Inc., (the "Company"), Customer Acquisition Network, Inc. and CAN Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2007).

2.2
Agreement and Plan of Merger dated August 31, 2007, by and among Customer Acquisition Network Holdings, Inc., Customer Acquisition Network, Inc., Desktop Acquisition Sub, Inc., Desktop Interactive, Inc. and Michael Katz, Brandon Guttman and Stephen Guttman (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

2.3
Certificate of Merger, dated August 28, 2007, between Customer Acquisition Network Inc. and Acquisition Corp. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

2.4
Certificate of Merger dated August 31, 2007, between Desktop Interactive, Inc. and Desktop Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on March 8, 2007).
3.2	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2007).
3.3	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2007).
10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).
10.2
Resignation letter from Brian D. Wolff, dated August 28, 2007 (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.3
Resignation letter from Stephen Schneer, dated August 27, 2007 (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.4
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated September 4, 2007, between Customer Acquisition Network Holdings, Inc. and SplitCo (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.5
Stock Purchase Agreement, dated September 4, 2007, between Customer Acquisition Network Holdings, Inc., Inc, Customer Acquisition Network, Inc. and Brian D. Wolff (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.6
Placement Agreement dated August 16, 2007, between the Company and WFG Investments, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.7
Consulting Agreement dated August 1, 2007, between the Company and Michael Baybak and Company, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.8	Form of Baybak Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).
10.9	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).
10.10	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).
10.11	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).
10.12	Form of 2007 Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).
10.13	Form of 2007 Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).
10.14
Employment Agreement, dated June 28, 2007, between Customer Acquisition Network and Michael Mathews (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.15
Employment Agreement, dated April 1, 2007, between Customer Acquisition Network and Devon Cohen (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.16
Employment Agreement, dated June 28, 2007, between Customer Acquisition Network, Inc. and Bruce Kreindel (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.17
Employment Agreement, dated August 31, 2007, between Customer Acquisition Network Holdings, Inc. and Michael Katz (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.18
Shareholder Rights Letter, dated August 31, 2007, between the Company, its officers and directors, Michael Katz, Brandon Guttman and Stephen Guttman (incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2007).

10.19	2007 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2007).
10.20
First Amendment to the Securities Purchase Agreement, dated as of November 15, 2007, among the Company and the investors listed therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2007).

10.21	Form of 8% Senior Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2007).
10.22
Form of Security Agreement, among the Company, the debtors listed therein and Viking Asset Management, LLC (“Viking”), as collateral agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2007).

10.23
Form of Pledge Agreement between the Registrant and Viking (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2007).

10.24
Form of Guaranty, made by Customer Acquisition Network, Inc. and Desktop Acquisition Sub, Inc. in favor of Viking (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2007).

10.25	Form of Deposit Account Control Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2007).
10.26
Agreement and Plan of Merger, dated as of December 18, 2007, by and among the Company, Options Acquisition Sub, Inc., Options Newsletter, Inc. and Hagai Shecter. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2007).

10.27
Second Amendment, dated January 4, 2008, to the Securities Purchase Agreement, dated November 15, 2007, by and among Registrant and the buyers named therein. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 9, 2008).

10.28
Subscription Agreement, dated as of March 28, 2008, between the Company and Whalehaven Capital Fund Limited. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2008).

10.29	Form of Equity Financing Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2008).
10.30
Subscription Agreement, dated as of March 28, 2008, between the Company and Chestnut Ridge Capital LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2008).

21.1*	List of subsidiaries.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the company by Salberg & Company, P.A., for the period from June 14, 2007 (inception) to December 31, 2007 were:

Audit fees	$82,000
Audit related fees	$130,000
Total	$212,000

Audit Fees.The Audit Fees for the period from June 14, 2007 (inception) to December 31, 2007 were for professional services rendered for audits and quarterly reviews of our consolidated financial statements.

Audit related fees.TheAudit related fees for the period from June 14, 2007 (inception) to December 31, 2007 were for professional services rendered for assistance with reviews of documents filed with the SEC, primarily related to the recapitalization and for audits of acquired companies.

Tax fees. There were no tax fees billed from June 14, 2007 (inception) to December 31, 2007.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.

By:	/s/ Michael D. Mathews
Name: Michael D. Mathews
Title: Chief Executive Officer, President and Director

Date: April 15, 2008

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Mathews		April 15, 2008
Michael D. Mathews	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bruce G. Kreindel		April 15, 2008
Bruce G. Kreindel	Chief Financial Officer Treasurer and Director (Principal Accounting and Financial Officer)

/s/ Michael Brauser		April 15, 2008
Michael Brauser	Director

/s/ Barry Honig		April 15, 2008
Barry Honig	Director

/s/ Michael Katz		April 15, 2008
Michael Katz	President of InterCLICK and Director

/s/ Sanford Rich		April 15, 2008
Sanford Rich	Director