Form 10-Q
period 2008-03-31
Customer Acquisition Network Holdings, Inc.
filed 2008-05-20
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number: 333-141141

Customer Acquisition Network Holdings, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	01-0692341
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Park Avenue South Suite 908-909 New York, NY	10003
(Address of Principal Executive Offices)	(Zip code)

(954) 712-0000 Registrant’s Telephone Number, Including Area Code
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

As of May 16, 2008, 36,935,167 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.

Table of Contents

i

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

ii

Forward-Looking Statements

This quarterly report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results, ability to raise additional capital and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this quarterly report on Form 10-Q is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this quarterly report of Form 10-Q. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report on Form 10-Q. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

iii

PART I.
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,207,916	$3,675,483
Accounts receivable, net	2,529,506	3,390,302
Prepaid assets	78,329	55,750
Other	21,993	-
Total current assets	3,837,744	7,121,535

Property and equipment, net	787,256	512,031
Intangible assets, net	1,505,248	1,028,621
Goodwill	15,209,724	7,909,571
Deferred debt issue cost, (net of accumulated amortization of $60,960 and $13,932, respectively)	30,478	77,505
Deferred acquisition cost	-	129,333
Other assets	66,937	66,937
Total assets	$21,437,387	$16,845,533

Liabilities and Stockholders’ Equity

Current liabilities:
Secured senior notes payable, (net of debt discount of $450,836 and $1,127,084, respectively)	$4,549,164	$3,872,916
Capital lease obligation, current portion	9,290	9,290
Accounts payable	2,662,681	2,499,604
Accrued expenses	1,279,206	1,046,719
Accrued interest	101,470	36,173
Total current liabilities	8,601,811	7,464,702

Deferred revenue	75,110	-
Capital lease obligation, net of current portion	77,533	19,317
Deferred tax liability	264,000	-
Total liabilities	9,018,454	7,484,019

Commitments and contingencies (note 8)

Stockholders’ equity:

Preferred Stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common Stock, $0.001 par value; 140,000,000 shares authorized, 35,979,667 and 34,979,667 issued and outstanding at March 31, 2008 and December 31, 2007	35,980	34,980
Common Stock, $0.001 par value; 200,000 shares issuable at March 31, 2008	200	-
Additional paid-in capital	19,450,713	12,737,982
Deferred consulting	(99,676)	(178,481)
Accumulated deficit	(6,968,284)	(3,232,967)
Total stockholders’ equity	12,418,933	9,361,514

Total liabilities and stockholders’ equity	$21,437,387	$16,845,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the three months
ended March 31, 2008

Revenues	$4,301,918
Cost of revenue	2,820,141
Gross profit	1,481,777

Operating expenses:

General and administrative (includes stock-based compensation of $571,294)	2,389,927
Sales and marketing	888,102
Technology support	277,038
Amortization of intangible assets	183,373
Merger, acquisition and organizational costs	285,735
Server and hosting maintenance	355,349

Total operating expenses	4,379,524

Loss from operations	(2,897,747)

Other income (expense)

Interest income	4,136
Interest expense	(841,707)
Total other income (expense), net	(837,570)

(Loss) before income tax benefit	$(3,735,317)
Income tax benefit	-
Net loss	$(3,735,317)

Net loss per share - basic and diluted	$(0.10)

Weighted average shares outstanding - basic and diluted	35,946,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2008
(Unaudited)

	Common Stock		Additional			Total
	issued and issuable		Paid-In	Deferred	Accumulated	Stockholders'
	Stock	Amount	Capital	Consulting	Deficit	Equity

Balance, December 31, 2007	34,979,667	$34,980	$12,737,982	$(178,481)	$(3,232,967)	$9,361,514
Net loss three months ended March 31, 2008	-	-	-		(3,735,317)	(3,735,317)
Common Stock Issuable	200,000	200	474,800			475,000
Amortization of deferred consulting - warrants	-	-		78,805	-	78,805
Stock Options expense			492,489	-		492,489
Issuance of Warrant in connection with Options Media Group merger			29,169			29,169
Issuance of Common Stock in connection with Options Media Group merger	1,000,000	1,000	5,716,273	-	-	5,717,273
Balance, March 31, 2008	36,179,667	$36,180	$19,450,713	$(99,676)	$(6,968,284)	$12,418,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 CUSTOMER ACQUISITION NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended
March 31, 2008

Net cash used in operating activities	$(1,190,286)

Cash flows from investing activities:
Purchase of fixed assets, net of acquisition	(171,150)
Acquisition of business	(1,605,921)
Cash acquired in acquisition	41,424
Deferred future acquisition costs	(10,619)
Net cash used in investing activities	$(1,746,266)

Cash flows from financing activities:
Principal payments under capital lease	(6,015)
Proceeds from common stock subscriptions, net of costs	475,000
Net cash provided by financing activities	$468,985

Net decrease in cash and cash equivalents	(2,467,567)

Cash and cash equivalents
Beginning of Period	3,675,483
End of Period	$1,207,916

Supplemental disclosure of cash flow information
Cash paid during the Period for interest	$101,461

Non-cash investing and financing activities:
Issuance of common stock in business combination	$5,717,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 1. Nature of Operations, Going Concern and Basis of Presentation

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

Unless the context requires otherwise, references to the "Company," "CAN," "we," "our" and "us" for periods prior to the closing of our reverse merger on August 28, 2007, refer to Customer Acquisition Network, Inc., a private Delaware corporation that is now our wholly-owned subsidiary, and references to the "Company," “Holdings”, "we," "our" and "us" for periods subsequent to the closing of the reverse merger on August 28, 2007, refer to Customer Acquisition Network Holdings, Inc., a publicly traded company, and its subsidiaries, Customer Acquisition Network, Inc., Desktop Acquisition Sub, Inc. and Options Acquisition (See below).

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

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

On a recapitalized basis, as of March 31, 2008, upon the closing of the CAN Merger and reflecting the effects of the Split off, Desktop Acquisition, Options Media Acquisition and other issuances of shares, there are 36,179,667 total shares issuable or issued as of March 31, 2008 of which 6,575,000 shares represent the Public Float. There are 2.6 million Public Float shares that are restricted.

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

Options Newsletter, a privately held Delaware corporation, now known as Options Media, began selling advertising space within free electronic newsletters that Options Newsletter published and emailed to subscribers. Options Newsletter also generated leads for customers by emailing its customers’ advertisements to various email addresses from within the Options Newsletter’s database. Options Newsletter is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. During the quarter ended March 31, 2008, the majority of Options Newsletter’s revenue was derived from being an ESP, but the Options Acquisition continues to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

The initial merger consideration (the “Options Merger Consideration”) included $1.5 million in cash of which $150,000 is held in escrow pending passage of deferred representation and warranty time period and 1.0 million shares of Holdings’ stock valued at $5.72 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”) .The total initial purchase price was $7,395,362 and includes the cash of $1,500,000, common stock valued at $5,717,273, legal fees of $73,920, valuation service fees of $25,000, brokers fees of $50,000 and 10,000 warrants valued at $29,169 with an exercise price of $5.57 per share.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The shares of Holdings’ stock issued in conjunction with the Options Merger are subject to a 12-month lockup.

In addition to the initial merger consideration, Holdings is obligated to pay an additional $1 million (the “Earn Out”) if certain gross revenues are achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008. For the quarter ended March 31, 2008 the Company incurred $279,703 in Earn Out which is included in accrued expenses. This additional consideration is treated as an adjustment to goodwill.

Holdings has accounted for the acquisition utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The results of operations of Options Acquisition is included in the consolidated results of operations of the Company beginning on January 1, 2008. The operations from January 1, 2008 to January 4, 2008 were not material. The net purchase price, including acquisition costs paid, was allocated to assets acquired and liabilities assumed as follows:

Current assets (including cash of $41,424)	$58,153
Property and equipment	112,289
Other assets (Software)	67,220
Goodwill	7,300,153
Other Intangibles	660,000

Liabilities assumed	(258,750)
Deferred tax liability	(264,000)
Net purchase price	$7,675,065

Intangible assets acquired include Customer Relationships valued at $610,000 and $50,000 for a covenant not to compete.

Goodwill is expected not to be deductible for income tax purposes.

In connection with the purchase of Options, the Company executed a three year employment agreement with the former owner of Options to pay him $250,000 per year plus 300,000 options which cliff vest 1/3 at the end of each of three years and are exercised at $1.00 per share. (See Note 7).

Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the three month period ended March 31, 2008, the Company had a net loss of $ 3,735,317 and $1,190,286 of net cash used in operations. At March 31, 2008 the Company had a working capital deficiency of $4,764,067, which includes $4,549,164 of net carrying value of Senior Secured Notes maturing on May 30, 2008. Additionally at March 31, 2008, the Company had an accumulated deficit of $6,968,284. These matters and the Company’s expected needs for capital investments required to support operational growth, maturing debt and acquisition related earn out obligations, raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Since inception, the Company has financed its working capital and capital expenditure requirements primarily from the issuance of short term debt securities and sales of common stock as well as sales of online advertising services. With the acquisition of Options Media, the Company expects to additionally finance working capital, capital expenditures and ongoing operations through the provision of email and data management services as well as continuing to access the capital markets. In addition, the Company is pursuing the refinancing of its currently maturing debt and/or extending the maturity of such debt beyond December 31, 2008. In addition, the Company will pursue deferral of acquisition related earn out obligations on an as needed basis.

While we have heavily invested in our online advertising and will continue to invest in online advertising as well as email and data management services, we believe that based on our current cash and working capital position, our current and projected operations and our assessment of how potential equity and/or debt investors have viewed, and will continue to view, us and the expected growth in our business, we will be able to obtain the required capital and cash flows from operations to execute our business plan successfully and continue operations through December 2008, however there can be no assurances.

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended March 31,2008 and our financial position as of March 31, 2008 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB (the “Annual Report”) for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008.

Note 2. Significant Accounting Policies

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the valuation of accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of capital stock, options and warrants granted for services or recorded as debt discounts, or other non-cash purposes including business combinations and the estimate of the valuation allowance on deferred tax assets.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2008.

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

Bad debt expense for the three months ended March 31, 2008 was approximately $17,000.

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

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight line method and is expensed upon the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Depreciation expense for the three months ended March 31, 2008 was approximately $63,000.

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

Developed technology is amortized on a straight-line basis over 5 years.

The non-compete intangible is amortized over the term of the agreement.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of March 31, 2008, the Holdings reporting units consisted of the Company, Desktop and Options. The Company, and now Holdings, has elected to test for goodwill impairment annually.

We completed our annual goodwill impairment test as of December 31, 2007 and determined that no adjustment to the carrying value of goodwill was required. There have been no changes subsequent to this test which would indicate further testing is necessary.

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

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Revenues for advertisements in the Company’s newsletter are recognized at the time the newsletter is emailed to subscribers. Revenues for direct emails of customer advertisements are recognized at the time the customer’s advertisement is emailed to recipients by the Company. Revenues from ESP activities include a monthly fee charged for the right to send a fixed number of emails per month. ESP revenues are generally collected upfront from customers for service periods of one to six months. Thus, ESP revenues are deferred and recognized over the respective service period. Overage charges apply if the customer sends more emails in one month than is allowed per the contract. Accordingly, overage charges are accrued in the month of occurrence.

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

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents.

Recently Issued Accounting Standards

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Refer to note 8 for further information. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its consolidated financial position, cash flows or results of operations.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for the Company on January 1, 2009. The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on its consolidated financial position, cash flows or results of operations.

Reclassifications

Certain amounts in the accompanying 2007 financial statements have been reclassified to conform to the 2008 presentation.

Note 3. Intangible Assets

Intangible assets which were all acquired from the Desktop and the Options Media business combinations consists of the following:

	March 31,	December 31,
	2008	2007

Customer relationships	$1,150,000	$540,000
Developed technology	790,000	790,000
Non-compete agreement	50,000	-
Domain name	683	683
	1,990,683	1,330,683
Accumulated amortization	(485,435)	(302,062)
Intangible assets, net	$1,505,248	$1,028,621

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the Customer Relationships. Accordingly, this results in an accelerated amortization in which the majority of costs is amortized during the two year period following the acquisition date of the intangible.

Developed technology is being amortized on a straight-line basis over 5 years.

The domain name is being amortized over its remaining life at acquisition date of six months.

The non-compete intangible is being amortized over the term of the agreement.

Amortization expense for the three month ended March 31, 2008 was $183,373.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 4. Notes Payable and other obligations

	March 31, 2008
			Debt Discount		Accumulated	Notes Payable
	Principal	Original Issue Discount	Lender Fee	Common Stock	Amortization of Debt Discount	net of Debt Discount
Customer Acquisition Network Holdings, Inc.
8% Senior Secured Promissory Notes due May 2008	$5,000,000	$(500,000)	$(50,000)	$(802,500)	$901,664	$4,549,164
Equipment - Capital lease obligation	86,823	-	-	-	-	86,823

Total notes payable, long-term debt and other obligations	5,086,823	(500,000)	(50,000)	(802,500)	901,664	4,635,987
Less:
Current maturities	(5,009,290)	500,000	50,000	802,500	(901,664)	(4,558,454)

Amount due after one year	$77,533	$-	$-	$-	$-	$77,533

	December 31, 2007
			Debt Discount		Ac Accumulated	Notes Payable
	Principal	Original Issue Discount	Lender Fee	Common Stock	Amortization of Debt Discount	net of Debt Discount
Customer Acquisition Network Holdings, Inc.
8% Senior Secured Promissory Notes due May 2008	$5,000,000	$(500,000)	$(50,000)	$(802,500)	$225,416	$3,872,916
Equipment - Capital lease obligation	28,607	-	-	-	-	28,607

Total notes payable, long-term debt and other obligations	5,028,607	(500,000)	(50,000)	(802,500)	225,416	3,901,523
Less:
Current maturities	(5,009,290)	500,000	50,000	802,500	(225,416)	(3,882,206)

Amount due after one year	$19,317	$-	$-	$-	$-	$19,317

8% Senior Secured Promissory Notes due May 2008

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

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The resulting debt discount created by the original issue discount, lender fees and the 150,000 common shares issued of $1,352,500, is being amortized to interest expense over the term of the debt. Amortization of the discount for the three month period ended March 31, 2008 totaled $676,248 and is included in interest expense. In addition, the Company incurred legal and other fees associated with the issuance of the Notes. Such fees of $91,437 are included in deferred debt issue costs and are being amortized to interest expense over the term of the debt. Amortization of the deferred costs for the three month period ended March 31, 2008 totaled $47,027 and is included in interest expense.

Accrued interest related to the above notes at March 31, 2008 and at December 31, 2007, was $98,630 and $33,333, respectively.

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

On May 5, 2008, the Company repaid approximately $588,000 in principal, net of $23,000 in unamortized discount, on its senior secured notes payable through issuance to the lender of 305,500 shares of common stock with a total fair value of $1,069,250 based on quoted trading prices of $3.50 per share and a five year warrant to purchase an additional 152,750 share of common stock at a $2.50 with an estimated fair value of $382,000. In conjunction with this extinguishment, the Company incurred an approximate $863,000 loss.

Note 5. Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt to shares of common stock outstanding at March 31, 2008 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Three month
period ended
March 31, 2008
Net (loss)	$(3,735,317)
Weighted-average common shares
outstanding—basic	35,946,334
Dilutive effect of stock options	-
Number of shares used to compute net
income per common share—diluted	35,946,334
Net (loss) per common share:
Basic	$(0.10)
Diluted	$(0.10)

At March 31, 2008 and December 31, 2007 there were common stock options for 4,973,500 and 4,331,000 shares, respectively.

At March 31, 2008 and December 31, 2007 there were common stock warrants for 510,000 and 500,000 shares, respectively which if exercised, may dilute future earnings per share.

Note 6. Income Taxes

As part of the allocation of the purchase price associated with the Options Media acquisition, (see Note 1) a deferred tax liability of $264,000 was established as a result of differences between the book and tax basis of acquired intangible assets.

In addition, the company has not recognized a tax benefit for the three-month period ended March 31, 2008, due to the Company's continuing losses.

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock of which none is issued and outstanding at March 31, 2008.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of $0.001 par value common stock of which 35,979,667 was issued and outstanding at March 31, 2008.

During January 2008, the Company issued 1,000,000 common stock in connection with the acquisition of Options Media. (See Note 1)
On March 28, 2008, the Company entered into agreements to sell for $500,000 an aggregate of (i) 200,000 shares of its common stock, par value $0.001 per share and (ii) five-year warrants to purchase 150,000 shares of its common stock at an exercise price of $2.75 per share. In conjunction with the agreements during the quarter ended March 31, 2008, the Company received aggregate proceeds of $475,000, net of $25,000 in fees. These issuable shares and warrants are price protected and the Company may be obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.50 per share or warrants at an exercise price of less than $2.75. Subsequent to March 31, 2008, the Company issued common stock and warrants for less than the floor amounts and accordingly is required to issue an additional 50,000 shares of common stock in conjunction with this stock and warrant issuance.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Stock Incentive Plan and Option Grants

In the three-month periods ended March 31, 2008, the Company recognized stock-based compensation of $492,489 in connection with the Company’s Stock option plan.

During the three month period ended March 31, 2008, the Company granted 662,500 stock options, each exercisable at the fair value of the common stock on the respective grant dates ranging from $3.43 to $4.13 pursuant to the employment contracts. The options vest pro rata over 4 years and expire 5 years from the grant date. The total value of the options of $2,570,684 was computed using a Black-Scholes option pricing method with volatility of 80% (based on comparative companies) an expected term of 5 years (based on contracted term since we have no history and using the SAB 107 simplified method does not produce a material difference), dividends of 0% and an interest rate ranging from 2.66% to 3.79%. The value will be recognized pro rata over the respective 4-year requisite service periods.

Note 8. Commitments and Contingencies

Leases

As of March 31, 2008 the minimum future lease payments for the New York lease and the Options Media lease with noncancelable terms in excess of one year are as follows:

Year ended December 31,
2008	$152,210
2009	188,250
2010	191,557
2011	105,570
2012	52,785
$690,372

Rent expense was $79,495 for the period three month period ended March 31, 2008.

The Company leases office space for its Fort Lauderdale location under a yearly renewable lease agreement.

Monthly lease expense associated with this lease is approximately $11,300.

Guaranteed Bonus

On December 2007, the Company entered into an employment agreement whereby the Company is obligated to pay a guaranteed bonus of $500,000 during the first year of the employment agreement.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2008, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 9. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency with a limited number of financial institutions in the United States. The balances in the United States held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2008, there was approximately $335,000 and $607,000 in excess of insurable limits at three different locations.

Concentration of Revenues and Accounts Receivable

For the quarter ended March 31, 2008, the Company had a significant customer with individual percentage of total revenues equaling 10% or greater as follows:

Customer 1	19.55%

% of Total Revenues	19.55%

At March 31, 2008 concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

Customer 2	15.30%
Customer 3	11.86%
% of Accounts receivable	27.16%

Note 10. Related Party Transactions

Included in revenues for the three month ended March 31, 2008 is approximately $41,000 of revenue from a related party affiliate which is controlled by one of our directors who was one of the former owners of Desktop Interactive.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 11. Subsequent Events

On April 25, 2008, Bruce Kreindel, Chief Executive Officer (the “CFO”), Treasurer, and a member of the board of directors of Customer Acquisition Network Holdings, Inc. (the “Company”) executed a separation and release agreement (the “Separation Agreement”) in which he resigned as CFO, Treasurer and as a member of the board of directors of the Company. Mr. Kreindel has agreed to remain in the position of interim CFO until the earlier of (i) the Company’s retention of a CFO or (ii) May 15, 2008.Pursuant to the terms of the Separation Agreement, Mr. Kreindel received, as severance (i) $50,000 payable on or prior to May 9, 2008, and (ii) $125,000 to be paid in accordance with the Company’s regular payroll practices. Pursuant to the terms of the employment agreement dated June 28, 2007 between Mr. Kreindel and the Company, Mr. Kreindel received equity in the Company known as “Founder’s Stock.” Pursuant to the terms of the Separation Agreement, Mr. Kreindel will retain his Founder’s Stock. Mr. Kreindel has agreed, that at any time prior to December 27, 2008, he will, as may be required by the Company, enter into a lock-up agreement on the same terms and conditions as all other members of the Company’s board of directors, with respect to the Founder’s Stock. Prior to entering into the Separation Agreement, 93,855 options had vested as of the date of the Separation Agreement. Pursuant to the Separation Agreement, Mr. Kreindel will not be entitled to any other options. Mr. Kreindel will have the unqualified right to exercise any of the vested options for a period of 12 months after the separation date.

Subsequent to March 31, 2008, the Company entered into a Subscription Agreement pursuant to which the Company sold of (i) 100,000 shares of its common stock, par value $0.001 per share and (ii) five-year warrants to purchase 150,000 shares of its common stock at an exercise price of $2.75 per share for aggregate gross proceeds of $250,000. These shares and warrants are price protected and the Company may be obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.50 per share or warrants at an exercise price of less than $2.75.

As a result of the issuance by the Company of common stock at a price below 2.50 per share and warrants at an exercise price of 2.79 per share, the co issued an additional 25k shares of common stock and a warrant to purchase 5k shares of common stock at an exercise price of $2.50 per share, pursuant to the price protection.

At March 31, 2008, the Company had an accounts receivable balance of $375,658 from a certain customer for CPM advertising earned in the period ending March 31, 2008. Subsequent to March 31, 2008, the Company purchased from this customer for $350,000 an inventory of qualified data for use by the Company in email advertising and the account receivable at March 31, 2008 from this customer was paid in full. The Company will account for the data purchase as an intangible asset and will amortize its cost over its expected life.

On April 30, 2008, the Company entered into a Subscription Agreement pursuant to which the Company sold (i) 50,000 shares of common stock and (ii) a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $2.50 per share for aggregate gross proceeds of $100,000.

On May 5, 2008, the Company entered into a Subscription Agreement pursuant to which the Company sold (i) 150,000 shares of common stock and (ii) a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $2.50 per share for aggregate gross proceeds of $300,000.

On May 5, 2008, the Company entered into a Subscription Agreement with pursuant to which the Company sold (i) 50,000 shares of common stock and (ii) a five year warrant to purchase 25,000 shares of common stock at an exercise price of $2.50 per share for aggregate gross proceeds of $100,000.

On May 5, 2008, the Company entered into a Subscription Agreement with pursuant to which the Company sold (i) 25,000 shares of common stock and (ii) a five year warrant to purchase 12,500 shares of common stock at an exercise price of $2.50 per share for aggregate gross proceeds of $50,000.

On May 5, 2008, the Company repaid approximately $588,000 in principal, net of $23,000 in unamortized discount, on its senior secured notes payable through issuance to the lender of 305,500 shares of common stock with a total fair value of $1,069,000 based on a quoted trade price of $3.50 per share and a five year warrant to purchase an additional 152,750 share of common stock at a $2.50 with an estimated fair value of $382,000. In conjunction with this extinguishment, the Company incurred an approximate $863,000 loss.

On May 15, 2008, the Company entered into a Subscription Agreement pursuant to which the Company sold (i) 325,000 shares of common stock and (ii) a five year warrant to purchase 162,500 shares of common stock at an exercise price of $2.50 per share for aggregate proceeds of $650,000.

On May 16, 2008 the Company received an employment arbitration dispute notice on behalf of its former chief operating officer in connection with the termination of his employment with the Company. The claim is for severance in the amount of $300,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors" in our annual report on Form 10-KSB filed on April 15, 2008.

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

On August 31, 2007, we consummated the acquisition of Desktop Interactive, Inc., (“Desktop”) known in the industry as InterCLICK, one of the nation’s leading Internet advertising networks. ComScore, the industry standard utilized to measure an ad network’s capability to reach unique online visitors, recently rated interlock as the eleventh largest and fastest-growing ad network in the United States for 2007. InterCLICK reaches 109 million unique U.S. visitors per month, or 58% of the U.S. online population, with impressions per month exceeding four billion. interCLICK’s rapidly expanding customer base includes some of the world’s largest Internet publishers and advertisers.

On January 4, 2008, we consummated the acquisition of Options Newsletter, Inc., known in the industry as Options Media (“Options”), a leading provider of email delivery services.

Results of Operations

The following table presents our results of operations for the period January 1, 2008 to March 31, 2008. It should be noted that our results of operations and our liquidity and capital resources discussions include the operations of Desktop as well as Options for the three months ended March 31, 2008 (otherwise referred to as the “Period”).

For the three months
ended March 31, 2008

Revenues	$4,301,918
Cost of revenue	2,820,141
Gross profit	1,481,777

Operating expenses:

General and administrative (includes stock-based compensation of $571,294)	2,389,927
Sales and marketing	888,102
Technology support	277,038
Amortization of intangible assets	183,373
Merger, acquisition and organizational costs	285,735
Server and hosting maintenance	355,349

Total operating expenses	4,379,524

Loss from operations	(2,897,747)

Other income (expense)

Interest income	4,136
Interest expense	(841,707)
Total other income (expense), net	(837,570)

(Loss) before income tax benefit	$(3,735,317)
Income tax benefit	-
Net loss	$(3,735,317)

Net loss per share - basic and diluted	$(0.10)

Weighted average shares outstanding - basic and diluted	35,946,334

Revenues

Revenues for the Period were $4,301,918 and represent three months of post acquisition Desktop and Options operations. Revenues for the first quarter ended March 31, 2007 including pro forma pre-acquisition Desktop and Options revenue totaled $1,478,627, which represents a year-over-year increase of 190.9% compared to the first quarter ended March 31, 2008 revenues of $4,301,918.

Historically, Q1 in the Internet advertising industry is the weakest quarter in terms of demand for cost per thousand (CPM) advertising campaigns. Desktop is particularly sensitive to this seasonality effect given that the majority of its revenues are based on CPM campaigns. Additionally, we previously reported that in Q4 2007, during the month of December, an ad network customer represented approximately $900,000 in Desktop revenues. As previously reported, that was a one-time media buy, and that positive seasonality revenue was not expected to continue into 2008.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by Desktop and Options, including our continued enhancement of our behavioral targeting system, our continued ability to acquire top tier publishing media, and our new and rapidly growing list management email business, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

We expect that CPM based revenues will continue to grow as a percentage of our overall Desktop revenues in future quarters. In the first quarter ended March 31, 2008, CPM revenues accounted for over 70% of Desktop’s overall revenues.

Cost of Revenue and Gross Profit

Cost of revenue for the Period was $2,820,141 and represents the amounts we paid to website publishers on Desktop’s online advertising network and data license partners on Option’s list management business. Cost of revenue and attendant gross margins represent the post acquisition operations of Desktop and Options for the three month period ended March 31, 2008.

We pay Desktop’s website publishers on a CPM or a revenue share basis. The amount of display advertisements we are able to deliver (e.g. impressions), is based upon the level of publishing media we can acquire. Based on our ComScore rating as of March 31, 2008, we currently reach 58% of the domestic online population and are ranked as the eleventh largest ad network in the domestic online marketplace. We expect to continue to expand our publisher base as well as increase the levels of acquired publishing media, particularly with tier one publishers.

We pay Option’s data license partners a revenue sharing fee, typically at the industry average rate of 50% of total revenues earned.

Gross profits for the three month period ending March 31, 2008 was $1,481,777 or 34.4% and represent three months of post acquisition Desktop and Options operations.

Operating Expenses:

General and Administrative

General and administrative expenses consist primarily of executive and administrative compensation, facilities costs, insurance, depreciation, professional and investor relations services fees. Total general and administrative expenses for the Period were $2,389,927, which includes three months of post acquisition expenses of Desktop totaling $490,489 and of Options totaling $401,429. The remaining expense primarily represents our executive and administrative salaries, facilities costs, insurance and professional and investor relations services fees.

In addition, we incurred $571,294 of non cash stock based compensation charges resulting from $492,489 in expense from our stock option plans and $78,805 from amortization of warrants issued for consulting services.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade shows. Sales and marketing expenses for the Period were $888,102, which primarily includes three months of post acquisition expenses of Desktop totaling $823,980 and of Options totaling $61,199. We expect sales and marketing costs to increase as a result of our continued expansion of sales and marketing resources and the expected overall growth in our business.

Technology Support

Technology Support consists primarily of compensation of technology support and related consulting resources and third party ad server costs for Desktop. Total technology costs for the Period were $277,038, including $69,516 of third party ad server costs. During the three month period ended March 31, 2008, Desktop’s ad server system was certified by certain tier 1 publishers. This certification, coupled with Desktop’s continued expansion of its technological infrastructure enabling us to deliver increasing levels of ad impressions, should result in a significant reduction in third party ad server costs.

Technology support and related consulting support resources have been directed primarily towards continued enhancement of our consumer behavioral-targeting and predictive scoring capabilities, integration and optimization of captured and acquired consumer data, and ongoing maintenance and improvement of our ad server optimization technology platform. Technology support compensation and consulting fees were $183,346 for the Period.

Amortization of Intangible Assets

Amortization of intangible assets for the Period was $183,373. This amount represents the amortization of intangible assets, customer relationships and developed technology, acquired through the Desktop and Options acquisitions. .
Merger, Acquisition and Organizational Costs

Merger, Acquisition and Organizational Costs consist primarily of audit and accounting services related to the acquisition of Options. Total merger, acquisition and organizational costs were $285,735. Due to the acquisitive nature of our company, we anticipate that we will continue to incur such costs.

Income taxes

As part of the allocation of the purchase price associated with the Options Media acquisition, (see Note 1) a deferred tax liability of $264,000 was established as a result of differences between the book and tax basis of acquired intangible assets.

In addition, the company has not recognized a tax benefit for the three-month period ended March 31, 2008, due to the Company's continuing losses.

Liquidity and Capital Resources

At March 31, 2008, we had a cash and cash equivalent balance of approximately $1.2 million and a working capital deficit of approximately $4.8 million. Net cash used in operations during the three month period ended March 31, 2008 totaled approximately $1.2 million. The use of cash for operations resulted primarily from net losses of approximately $2.1 million before $1.7 million in non-cash charges. This loss was offset by a $0.9 million inflow of cash from a net decrease in accounts receivable.

Cash used in investing activities for the Period was approximately $1.7 million. The primary use of the cash for the Period was for the purchase of Options, our newly acquired subsidiary, totaling approximately $1.6 million.

Cash provided by financing activities for the Period was approximately $469,000, resulting primarily from $475,000 in cash received from stock subscriptions, net of $25,000 in offering costs.

The Company’ Secured Promissory Notes (‘the Notes”) with a $5.0 million face amount will mature on May 30, 2008 (the “Maturity Date”) and are accruing interest at the rate of 8% per annum, payable quarterly in cash. We, in the absence of an event of default and the satisfaction of certain conditions set forth in the Notes, are able to extend the Maturity Date from the original six months to nine months (the “Extended Maturity Date”) by delivering a written notice to the holders of the Notes within at least ten (10) but not more than twenty (20) business days prior to the Maturity Date. We, as one of the conditions to such extension, are obligated to issue an aggregate of 40,000 shares of our common stock (the “Shares”), to be allocated among the buyers on the Maturity Date. In accordance with the terms and conditions of a purchase agreement that we entered into with the buyers of the Notes, we are obligated to grant to the buyers, in connection with the issuance of the Shares, “piggyback” registration rights with respect to the Shares in the event that we register any shares of common stock held by our other stockholders. Additionally, as one of the conditions to such extension, the interest rate will increase from 8% per annum to 12% per annum.

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

On May 5, 2008, the Company repaid $588,000 in principal, net of $23,000 in unamortized discount, on its senior secured notes payable through issuance to the lender of 305,500 shares of common stock with a total fair value of $1,069,250 and a five year warrant to purchase an additional 152,750 share of common stock at a $2.50 with an estimated fair value of $382,000. In conjunction with this extinguishment, the Company incurred an approximate $863,000 loss.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened legal proceedings, government actions, administrative actions, investigations or claims against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously included in our Current Reports on Form 8-K with the Securities and Exchange Commission and as described below, we have not sold any equity securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.
Dated: May 20, 2008
	By:	/s/ Michael D. Mathews
Name: Michael D. Mathews
Title: Chief Executive Officer