Form 10-Q
period 2008-06-30
interCLICK, Inc.
filed 2008-08-14
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission file number: 333-141141

interCLICK, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	01-0692341
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Park Avenue South Suite 908-909 New York, NY	10003

(Address of Principal Executive Offices)	(Zip code)

(646) 722-6260
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

As of August 12, 2008, 37,845,167 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

i

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.)

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	26

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

iii

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

PART I.
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$448,024	$3,675,483
Accounts receivable, net of allowance of $201,248 and $150,000	3,424,465	3,390,302
Note receivable	1,000,000	-
Prepaid assets	43,291	55,750
Total current assets	4,915,780	7,121,535

Property and equipment, net	570,799	512,031
Intangible assets, net	819,254	1,028,621
Goodwill	7,909,571	7,909,571
Investment in Options Media Group Holdings, Inc.	3,500,872	-
Deferred debt issue costs, net of accumulated amortization of $0 and $13,932, respectively	-	77,505
Deferred acquisition costs	-	129,333
Other assets	105,602	66,937

Total assets	$17,821,878	$16,845,533

Liabilities and Stockholders’ Equity

Current liabilities:
Senior secured notes payable, net of debt discount of $120,819 and $1,127,084, respectively	$1,652,754	$3,872,916
Capital lease obligations, current portion	10,319	9,290
Accounts payable	2,711,468	2,499,604
Accrued expenses	1,602,154	1,046,719
Accrued interest	121,964	36,173
Deferred revenue	83	-
Total current liabilities	6,098,742	7,464,702

Capital lease obligations, net of current portion	14,474	19,317
Total liabilities	6,113,216	7,484,019

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 37,645,167 and 34,979,667 issued and outstanding, respectively	37,646	34,980
Additional paid-in capital	22,737,949	12,737,982
Deferred equity-based expense	(150,919)	(178,481)
Accumulated deficit	(10,916,014)	(3,232,967)
Total stockholders’ equity	11,708,662	9,361,514

Total liabilities and stockholders’ equity	$17,821,878	$16,845,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2008

Revenues	$4,673,629	$8,235,596
Cost of revenue	3,412,541	6,120,079
Gross profit	1,261,088	2,115,517

Operating expenses:
General and administrative (includes stock-based expense
of $503,090 and $977,263)	1,508,043	3,241,941
Sales and marketing	1,445,894	2,270,642
Merger, acquisition, and divestiture costs	274,903	512,062
Technology support	231,371	508,409
Amortization of intangible assets	104,630	209,367
Total operating expenses	3,564,841	6,742,421

Operating loss from continuing operations	(2,303,753)	(4,626,904)

Other income (expense):
Interest income	3,329	6,763
Loss on settlement of debt	(20,121)	(20,121)
Interest expense	(534,887)	(1,233,503)
Total other income (expense)	(551,679)	(1,246,861)

Loss from continuing operations before equity investment	(2,855,432)	(5,873,765)

Equity in investee's loss, net of income taxes	(249,128)	(249,128)

Loss from continuing operations	(3,104,560)	(6,122,893)

Discontinued operations:
Loss from discontinued operations, net of income taxes	(218,187)	(935,173)
Loss on sale of discontinued operations, net of income taxes	(624,981)	(624,981)
Net loss from discontinued operations	(843,168)	(1,560,154)

Net loss	$(3,947,728)	$(7,683,047)

Loss per share from continuing operations - basic and diluted	$(0.09)	$(0.17)
Loss per share from discontinued operations - basic and diluted	$(0.02)	$(0.04)
Net loss per share - basic and diluted	$(0.11)	$(0.21)

Weighted average shares outstanding -basic and diluted	36,940,689	36,441,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2008
(Unaudited)

				Deferred
			Additional	Equity-		Total
	Common Stock		Paid-In	Based	Accumulated	Stockholders'
	Stock	Amount	Capital	Expense	Deficit	Equity

Balance, December 31, 2007	34,979,667	$34,980	$12,737,982	$(178,481)	$(3,232,967)	$9,361,514

Issuance of Common Stock in connection with Options Media Group merger	1,000,000	1,000	5,716,273	-	-	5,717,273

Issuance of Warrant in connection with Options Media Group merger	-	-	29,169	-	-	29,169

Common stock and warrants issued for cash	1,225,000	1,225	2,535,275	-	-	2,536,500

Common stock and warrants issued per price protection clause	75,000	75	(75)	-	-	-

Common stock and warrants issued to settle debt	305,500	306	610,694	-	-	611,000

Amortization of deferred consulting -warrants	-	-	-	153,562	-	153,562

Common stock issued for services	60,000	60	188,940	(126,000)	-	63,000

Stock options expense	-	-	919,691	-	-	919,691

Net loss, six months ended June 30, 2008	-	-	-	-	(7,683,047)	(7,683,047)

Balance, June 30, 2008	37,645,167	$37,646	$22,737,949	$(150,919)	$(10,916,014)	$11,708,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Six
Months Ended
June 30, 2008
Cash flows from operating activities:
Net loss	$(7,683,047)
Add back loss from discontinued operations	1,560,154
Loss from continuing operations	(6,122,893)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Provision for bad debts	102,236
Depreciation	106,223
Equity method pick up from investment	249,128
Amortization	209,367
Amortization of debt issue costs	77,505
Write off of deferred acquisition costs	96,954
Loss on settlement of debt	20,121
Amortization of debt discount	1,118,242
Stock-based compensation-options	919,691
Common stock issued for services	63,000
Amortization of deferred equity based expense	153,562
Changes in operating assets and liabilities:
Accounts receivable	(136,399)
Prepaid assets	12,459
Other assets	(38,665)
Accounts payable	211,864
Accrued expenses	53,989
Accrued interest	85,791
Deferred revenue	83

Net cash used in operating activities	(2,817,742)

Cash flows from investing activities:
Purchases of property & equipment	(177,991)
Proceeds from sales of property & equipment	13,000
Deferred acquisition costs	(10,619)

Net cash used in investing activities	(175,610)

Cash flows from financing activities:
Principal payments on notes payable	(2,750,000)
Principal payments on capital leases	(3,814)
Proceeds from common stock and warrants issued for cash	2,536,500

Net cash used in financing activities	(217,314)

Cash flows from discontinued operations:
Cash flows from operating activities	(1,410,872)
Cash flows from investing activities-acquisition	(1,605,921)
Cash flows from investing activities-divestiture	3,000,000

Net cash used in discontinued operations	(16,793)

Net decrease in cash and cash equivalents	(3,227,459)

Cash and cash equivalents at beginning of period	3,675,483

Cash and cash equivalents at end of period	$448,024

Supplemental disclosure of cash flow information:
Interest paid	$97,337
Income taxes paid	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants in business combination	$5,746,442
Issuance of common stock and warrants in debt settlement	$611,000
Issuance of common stock for services rendered and to be rendered	$189,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1. Nature of Operations, Going Concern and Basis of Presentation

Overview

Customer Acquisition Network, Inc. was formed in Delaware on June 14, 2007.

Outsiders Entertainment, Inc. was incorporated on March 4, 2002, under the laws of the State of Delaware. On August 28, 2007, the name was changed to Customer Acquisition Network Holdings, Inc. On June 25, 2008, the name was changed to interCLICK, Inc.

On August 28, 2007, Customer Acquisition Network Holdings, Inc. ("Holdings") entered into an Agreement and Plan of Merger and Reorganization (the “CAN Merger Agreement”) by and among Holdings, Customer Acquisition Network, Inc. ("CAN"), and CAN Acquisition Sub Inc., a newly formed, wholly-owned Delaware subsidiary of Holdings (“CAN Acquisition Sub”). The merger transaction contemplated under the CAN Merger Agreement (the “CAN Merger”) was consummated on August 28, 2007, at which time CAN Acquisition Sub was merged with and into CAN, and CAN, as the surviving corporation, became a wholly-owned subsidiary of Holdings.

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

Unless the context requires otherwise, references to the "Company," "CAN," "we," "our" and "us" for periods prior to the closing of our reverse merger on August 28, 2007, refer to Customer Acquisition Network, Inc., a private Delaware corporation that is now our wholly-owned subsidiary, and references to the "Company," “Holdings”, “interCLICK”, "we," "our" and "us" for periods subsequent to the closing of the reverse merger on August 28, 2007, refer to interCLICK, Inc. (formerly Customer Acquisition Network Holdings, Inc.), a publicly traded company, and its subsidiaries, Customer Acquisition Network, Inc., Desktop Interactive, Inc. and Options Acquisition Sub, Inc. (which ceased being a consolidated subsidiary on June 23, 2008 and was treated as discontinued operations thereafter).

The Company was previously presented as a development stage company. Upon its acquisition of Desktop on August 31, 2007, the Company exited the development stage.

Merger with Customer Acquisition Network Holdings, Inc.

On August 28, 2007, Holdings entered into the CAN Merger Agreement by and among Holdings, CAN and CAN Acquisition Sub. Upon closing of the CAN Merger, CAN Acquisition Sub merged with and into CAN, and CAN, as the surviving corporation, became a wholly-owned subsidiary of Holdings. Prior to the CAN Merger, Holdings’ name was changed to Customer Acquisition Network Holdings, Inc. and Holdings effected a 10.9583333333 -for-1 forward stock split of its common stock (the “Stock Split”). All share and per share data in the accompanying financial statements have been adjusted retroactively for the effect of the recapitalization and subsequent stock split.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

 Recapitalization

Prior to the closing of the CAN Merger, Holdings had limited operations and net assets. At the same time, CAN had significantly more capital than Holdings and had commenced certain publishing/advertising operations. In addition, as discussed in “Merger with Desktop,” below, after the closing of the CAN Merger, Holdings consummated the Desktop Merger and effected the Split off. As a result of these facts and the former shareholders of CAN obtaining voting and management control of the combined entity, the CAN Merger is considered and accounted for as a recapitalization of CAN, with CAN being considered as the acquirer and Holdings the acquiree for accounting purposes. Accordingly, the Company’s financial statements for periods prior to the CAN Merger become those of the accounting acquirer, retroactively restated for the equivalent number of shares received in the CAN Merger. Operations prior to the CAN Merger are those of CAN and earnings per share for the period prior to the CAN Merger are restated to reflect the equivalent number of shares outstanding.

Merger with Options Media

On January 4, 2008, Holdings consummated an Agreement and Plan of Merger (the “Options Merger”), wherein Holdings formed, Options Acquisition Sub, Inc. (“Options Acquisition”), and Options Newsletter, Inc. (“Options Newsletter” or "Options") was merged into Options Acquisition, which was the surviving corporation and a wholly-owned subsidiary of Holdings. On June 23, 2008, Holdings consummated an Agreement of Merger and Plan or Reorganization wherein Options Acquisition was sold to Options Media Group Holdings, Inc.

Options Newsletter, a privately held Delaware corporation, now known as Options Media, began selling advertising space within free electronic newsletters that Options Newsletter published and emailed to subscribers. Options Newsletter also generated leads for customers by emailing its customers’ advertisements to various email addresses from within the Options Newsletter’s database. Options Newsletter was also an email service provider (“ESP”) and offered customers an email delivery platform to create, send and track email campaigns. During the period from January 4, 2008 to June 23, 2008 (date of disposition), the majority of Options Newsletter’s revenue was derived from being an ESP, but Options Newsletter continued to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

The initial merger consideration with respect to the Options Merger (the “Options Merger Consideration”) included $1.5 million in cash of which $150,000 was held in escrow pending passage of deferred representation and warranty time period and 1.0 million shares of Holdings’ stock valued at $5.72 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The total initial purchase price was $7,395,362 and included cash of $1,500,000, common stock valued at $5,717,273, legal fees of $73,920, valuation service fees of $25,000, brokers fees of $50,000 and 10,000 warrants valued at $29,169 with an exercise price of $5.57 per share.

The shares of Holdings’ stock issued in conjunction with the Options Merger are subject to a 12-month lockup.

In addition to the initial merger consideration, Holdings was obligated to pay an additional $1 million (the “Earn Out”) if certain gross revenues are achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008. For the quarters ended March 31, 2008 and June 30, 2008, the Company incurred $279,703 and $221,743, respectively, in Earn Out, which is included in accrued expenses. This additional consideration was treated as an adjustment to goodwill.

Holdings has accounted for the acquisition utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The results of operations of Options Acquisition were included in the consolidated results of operations of the Company beginning on January 1, 2008. The operations from January 1, 2008 to January 4, 2008 were not material. The net purchase price, including acquisition costs paid, was initially allocated to assets acquired and liabilities assumed as follows:

Current assets (including cash of $41,424)	$58,153
Property and equipment	112,289
Other assets (Software)	67,220
Goodwill	7,300,153
Other Intangibles	660,000

Liabilities assumed	(258,750)
Deferred tax liability	(264,000)
Net purchase price	$7,675,065

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Intangible assets acquired include customer relationships valued at $610,000 and $50,000 for a covenant not to compete.

Goodwill is expected not to be deductible for income tax purposes.

In connection with the purchase of Options, the Company executed a three-year employment agreement with the former owner of Options to pay him $250,000 per year plus 300,000 options which cliff vest 1/3 at the end of each of three years and are exercisable at $1.00 per share. (See Note 7).

Divestiture of Options Media

On June 23, 2008, Holdings, as the sole stockholder of Options Acquisition entered into an Agreement of Merger and Plan of Reorganization (the “Options Divestiture”) by and among, Options Media Group Holdings, Inc. (“OMGH”), Options Acquisition and Options Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of OMGH.

At the closing of the Options Divestiture on June 23, 2008, the Company, as Options Acquisition’s sole stockholder, received (i) 12,500,000 shares of OMGH’s common stock (the “OMGH Stock”), (ii) $3,000,000 in cash and (iii) a $1,000,000 senior secured promissory note receivable from OMGH (the “Note”). The OMGH Stock was valued at $3,750,000 using a price of $0.30 per share, which was based on a private placement for OMGH shares that was occurring at the same time of the Options Divestiture. The Note bears interest of 10%, is due December 23, 2008, and is secured by a first priority security interest in OMGH and its active subsidiaries’ assets.

The loss from the Options Divestiture is included in loss on sale of discontinued operations and is calculated as follows:
Consideration received for sale:
Cash consideration	$3,000,000
Note receivable	1,000,000
12.5 million shares of OMGH	3,750,000
Total consideration received	7,750,000

Less: net book value of subsidiary sold:
Original purchase price (including Earn Out payments due)	7,896,808
Asset contributed to Options Acquisition	350,000
Advances to Options Acquisition	402,190
Corporate allocation to Options Acquisition	661,156
Equity method pick up from 1/1/08 to 6/23/08	(935,173)
Net book value of subsidiary sold, June 23, 2008	8,374,981

Loss on sale of discontinued operations	$(624,981)

As a result of the Options Divestiture and the cash proceeds received by the Company, the Company paid down $2,750,000 of the balance on that certain promissory note dated November 15, 2007 (the “Longview Note”), among the Company, CAN, Desktop (the “Subsidiaries”) and Longview Marquis Master Fund, L.P., (“Longview”). The remaining balance of the Longview Note as of June 23, 2008 (giving effect to the increase in principal described under the “Amendment Agreement” below) was $1,773,573. The Company also pledged the OMGH Stock to Longview, in order to secure the remaining balance of the Longview Note.

Regarding the net book value of the subsidiary sold, the asset contributed consisted of an inventory of qualified data for use by the Company in email advertising purchased from a customer for $350,000 and contributed to Options, and the accrued liability relates to additional earn out related to Options for the second quarter.

Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2008, the Company had a net loss of $7,683,047 and $2,817,742 of net cash used in operations. At June 30, 2008 the Company had a working capital deficiency of $1,182,962, which includes $1,652,754 of net carrying value of senior secured notes payable maturing August 30, 2008. Additionally at June 30, 2008, the Company had an accumulated deficit of $10,916,014. These matters and the Company’s expected needs for capital investments required to support operational growth, maturing debt and acquisition related earn out obligations, raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Since inception, the Company has financed its working capital and capital expenditure requirements primarily from the issuance of short term debt securities and sales of common stock as well as sales of online advertising services. In addition, the Company is pursuing the refinancing of its maturing debt and/or extending the maturity of such debt beyond December 31, 2008. In addition, the Company will pursue deferral of acquisition related earn out obligations on an as needed basis.

While we have heavily invested in our online advertising and will continue to invest in online advertising, we believe that based on our current cash and working capital position, our current and projected operations and our assessment of how potential equity and/or debt investors have viewed, and will continue to view, us and the expected growth in our business, we will be able to obtain the required capital and cash flows from operations to execute our business plan successfully and continue operations through December 31, 2008, however, there can be no assurances.

Our business plan is based on our ability to generate future revenues from the sale of advertising as well as the obtaining of adequate capital to support our growth and operating activities. However, the time required for us to become profitable from operations is uncertain, and we cannot assure investors that we will achieve or sustain operating profitability or generate sufficient cash flow and obtain the necessary capital to meet our planned capital expenditures, working capital and debt service requirements.

We believe that actions being taken by management as discussed above provide the opportunity to allow us to continue as a going concern.

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30,2008 and our financial position as of June 30, 2008 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB (the “Annual Report”) for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2008.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2008.

Principals of Consolidation

The consolidated financial statements include the accounts of interCLICK, Inc. (formerly Customer Acquisition Network Holdings, Inc.) and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidation. As a result of the Options Divestiture, the results of Options Acquisition are reported as “Discontinued Operations” for all periods presented.

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

Depreciation expense for the three and six months ended June 30, 2008 was $49,477 and $106,223, respectively.

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and records intangible assets acquired in a business combination in accordance with SFAS 141 “Business Combinations”.

Customer relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the Customer relationships. Accordingly, this results in an accelerated amortization in which the majority of costs is amortized during the two-year period following the acquisition date of the intangible. Developed technology is being amortized on a straight-line basis over five years. The domain name is being amortized over its remaining life at acquisition date of six months.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of June 30, 2008, the Company’s reporting units consisted of interCLICK and Desktop. The Company has elected to test for goodwill impairment annually.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

Stock-based Compensation

Compensation expense associated with the granting of stock based awards to employees and directors and non-employees is recognized in accordance with SFAS No. 123(R), “Share Based Payment” and related interpretations. SFAS No. 123(R) requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Reclassifications

Certain amounts in the accompanying 2007 financial statements have been reclassified to conform to the 2008 presentation.

Note 3. Intangible Assets

Intangible assets, which were all acquired from the Desktop business combination, consisted of the following:
	June 30, 2008	December 31, 2007
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Domain name	683	683
	1,330,683	1,330,683
Accumulated amortization	(511,429)	(302,062)
Intangible assets, net	$819,254	$1,028,621

Customer relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the customer relationships. Accordingly, this results in an accelerated amortization in which the majority of costs is amortized during the two-year period following the acquisition date of the intangible.

Developed technology is being amortized on a straight-line basis over five years.

The domain name is being amortized over its remaining life at acquisition date of six months.

Amortization expense for the three and six months ended June 30, 2008 was $104,629 and $209,367, respectively.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 4. Notes Payable and other obligations
	June 30, 2008
		Debt Discount
	Principal	Original Issue Discount	Lender Fee	Common Stock	Accumulated Amortization of Debt Discount	Notes Payable net of Debt Discount
12% Senior secured promissory notes payable (due August 30, 2008)	$1,773,573	$(134,684)	$-	$-	$13,865	$1,652,754
Equipment -Capital lease obligation	24,793	-	-	-	-	24,793

Total notes payable, long-term debt and other obligations	1,798,366	(134,684)	-	-	13,865	1,677,547

Less: Current maturities	(1,783,892)	134,684	-	-	(13,865)	(1,663,073)

Amount due after one year	$14,474	$-	$-	$-	$-	$$14,474

	December 31, 2007
		Debt Discount
	Principal	Original Issue Discount	Lender Fee	Common Stock	Accumulated Amortization of Debt Discount	Notes Payable net of Debt Discount
8% Senior secured promissory notes payable (due May 30, 2008)	$5,000,000	$(500,000)	$(50,000)	$(802,500)	$225,416	$3,872,916
Equipment - Capital lease obligation	28,607	-	-	-	-	28,607

Total notes payable, long-term debt and other obligations	5,028,607	(500,000)	(50,000)	(802,500)	225,416	3,901,523

Less: Current maturities	(5,009,290)	500,000	50,000	802,500	(225,416)	(3,882,206)

Amount due after one year	$19,317	$-	$-	$-	$-	$19,317

Senior Secured Promissory Notes

On November 30, 2007, pursuant to a purchase agreement we sold senior secured promissory notes (the “Notes”) in the original aggregate principal amount of $5,000,000. We received net proceeds in the amount of $4,500,000 net of $500,000 of an Original Issue Discount upon sale of the Notes.

The Notes were to mature on May 30, 2008 and bore interest at the rate of 8% per annum, payable quarterly in cash. We used the net proceeds from the sale of the Notes first, to pay expenses and commissions related to the sale of the Notes and second, for the general working capital needs and acquisitions of companies or businesses reasonably related to Internet marketing and advertising.

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

In consideration of the execution and delivery by the buyers of the Agreement, by and among the Company and the buyers, the buyers purchased 150,000 common shares at a negotiated purchase price of $0.01 per share from a third party stockholder of the Company. On such date, the closing trading price of the Company's common stock on the Over The Counter Bulletin Board was $5.35. The purchase of the common shares at a favorable price from such third party stockholder was a material inducement to the buyers entering into the transactions. Accordingly, under U.S. GAAP, of the $4.5 million received by the Company in connection with the sale of the senior notes to the buyers, $802,500 has been allocated to the value of the common shares sold to the buyers as if such common shares were contributed to the Company by the third party and then reissued by the Company in connection with the transactions.

The resulting aggregate debt discount of $1,352,500 (consisting of the original issue discount of $500,000, lender fees of $50,000 and the 150,000 common shares valued at $802,500) was being amortized to interest expense over the original term of the debt through May 30, 2008.

On May 5, 2008, $611,111 of the original $5,000,000 face value of debt was settled by the issuance of 305,500 common shares and 152,750 five-year warrants exercisable at $2.50 per share having an aggregate value of $611,000, which was based on a private placement of similar securities of the Company occurring at the time of settlement. The net book value of the debt at the date of settlement was $588,404, resulting in a loss on settlement of $22,707, of which $20,121 was included in other income (expense) and $2,586 was included in loss from discontinued operations.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Amortization of the debt discount for the three and six months ended June 30, 2008 totaled $441,994 and $1,118,242, of which $393,035 and $954,321 is included in interest expense and $48,959 and $163,921 is included in discontinued operations, respectively.

In addition, the Company incurred legal and other fees associated with the issuance of the Notes. Such fees of $91,437 are included in deferred debt issue costs and were amortized to interest expense over the term of the debt. Amortization of the deferred costs for the three and six months ended June 30, 2008 totaled $30,478 and $77,505, of which $27,102 and $66,134 is included in interest expense and $3,376 and $11,371 is included in discontinued operations, respectively.

Accrued interest related to the above notes at June 30, 2008 and at December 31, 2007, was $121,964 and $33,333, respectively.

On May 30, 2008, the Company paid a one-time cash fee in the amount of $50,000 to extend the maturity date on the senior secured promissory note from May 30, 2008 to June 13, 2008. Accordingly, $44,524 is included in interest expense and $5,476 is included in discontinued operations for the three and six months ended June 30, 2008.

On June 17, 2008, the Company paid a one-time cash fee in the amount of $50,000 (the “Extension Amount”) to extend the maturity date on the senior secured promissory note from June 13, 2008 until June 20, 2008. The Extension Amount may be credited against the outstanding principal balance in certain circumstances as described in the Amendment Agreement, which, in fact, occurred as a result of the Options Divestiture.

On June 23, 2008, the Company utilized proceeds from the Options Divestiture in order to enter into an “Amendment Agreement” whereby the Company paid down $2,750,000 of the balance on the senior secured promissory note. The remaining balance of the Longview Note as of June 23, 2008 (giving effect to the increase in principal per the Amendment Agreement of $134,684) was $1,773,573. Also per the Amendment Agreement, the maturity date of the Note was extended to August 30, 2008 and the interest rate was increased from 8% to 12%. The Company also pledged the Options Stock to Longview, in order to secure the remaining balance of the Longview Note. The resulting debt discount of $134,684 is being amortized to interest expense over the term of the Note. Amortization of the new debt discount for the three and six months ended June 30, 2008 totaled $13,865, which is included in interest expense.

The Note is secured by a first security interest on all of the Company’s and its subsidiaries’ assets pursuant to a security agreement. The Amendment Agreement also provides for the pledge by the Company and each of its subsidiaries of all of the capital stock or other equity interests held by them as collateral for the Note, pursuant to a pledge agreement. In addition, each of the Company’s subsidiaries has entered into a guaranty, guaranteeing the Company’s performance under the Amendment Agreement, Note and related transaction documents.

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

Note 5. Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt to shares of common stock outstanding at June 30, 2008 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result, the basic and diluted loss per share for all periods presented are identical.

At June 30, 2008, there were common stock options for 5,291,954 shares, which if exercised, may dilute future earnings per share.

At June 30, 2008, there were common stock warrants for 1,302,050 shares, which if exercised, may dilute future earnings per share.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 6. Income Taxes

As part of the allocation of the purchase price associated with the Options Merger (see Note 1), a deferred tax liability of $264,000 was established as a result of differences between the book and tax basis of acquired intangible assets. Upon completion of the Options Divestiture, the entire deferred tax liability was recognized as a deferred tax benefit in operations, which ultimately increased the loss on sale from discontinued operations and decreased the loss from discontinued operations.

In addition, the Company has not recognized a tax benefit for the three and six months ended June 30, 2008, due to the Company's continuing losses.

Note 7. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock of which none is issued and outstanding at June 30, 2008.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of $0.001 par value common stock of which 37,645,167 shares were issued and outstanding at June 30, 2008.

On January 4, 2008, the Company issued 1,000,000 shares of its common stock valued at $5,717,273, and 10,000 five-year warrants valued at $29,169 with an exercise price of $5.57 per share as part of the consideration to purchase Options Acquisition. On June 23, 2008, Options Acquisition was sold and all related activity has been reclassified to discontinued operations accordingly.

During the period from March 28, 2008 through April 1, 2008, the Company entered into subscription agreements pursuant to which the Company sold to various investors (i) 300,000 shares of its common stock and (ii) five-year warrants to purchase 150,000 shares of its common stock at an exercise price of $2.75 per share for gross proceeds of $750,000 ($2.50 per unit), of which $25,000 was paid in finder’s fees. Until the earlier of 24 months from the closing date or such date there is an effective registration statement on file with the SEC covering the resale of all of the shares and warrants, the shares and warrants are price protected and the Company is obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.50 per share.

During the period from April 30, 2008 through June 30, 2008, the Company entered into subscription agreements pursuant to which the Company sold to various investors (i) 925,000 shares of its common stock and (ii) five-year warrants to purchase 462,500 shares of its common stock at an exercise price of $2.50 per share for gross proceeds of $1,850,000 ($2.00 per unit), of which $38,500 and five-year warrants to purchase 11,800 shares of its common stock at an exercise price of $2.50 per share was paid in finder’s fees. Until the earlier of 24 months from the closing date or such date there is an effective registration statement on file with the SEC covering the resale of all of the shares and warrants, the shares and warrants are price protected and the Company is obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.00 per share.

On April 30, 2008, as a result of the issuance by the Company of common stock at a price below $2.50 per share and warrants at an exercise price below $2.75 per share, the Company issued an additional 75,000 shares of its common stock and five-year warrants to purchase 15,000 shares of its common stock at an exercise price of $2.50 per share, pursuant to price protection clauses contained within the subscription agreements. In addition, the five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.75 per share were also repriced to $2.50 per share. As the additional issuances of equity instruments stemmed from a capital transaction, there is no effect on the accompanying statement of operations. Accordingly, the activity was recorded by an increase in common stock of $75 with a corresponding decrease in additional paid-in capital.

On May 5, 2008, the Company settled $611,111 of the original $5,000,000 face value of the senior secured notes payable by issuance of 305,500 of its common shares and five-year warrants to purchase 152,750 of its common shares at an exercise price of $2.50 per share having an aggregate value of $611,000, which was based on a private placement price of $2.00 per unit for similar securities occurring at the time of settlement. The net book value of the debt at the date of settlement was $588,404, resulting in a loss on settlement of $22,707, of which $20,121 was included in other income (expense) and $2,586 was included in loss from discontinued operations.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

During the three and six months ended June 30, 2008, the Company amortized $74,757 and $153,562, respectively, of deferred equity-based expense related to warrants.

On May 28, 2008, the Company issued 60,000 common shares having a fair value of $189,000 (based on a quoted trading price of $3.15 per share) to an investor relations firm in exchange for services to be rendered over a three-month period. Accordingly, $63,000 has been expensed and $126,000 has been deferred as of June 30, 2008.

Stock Incentive Plan and Option Grants

In the three and six months ended June 30, 2008, the Company recognized stock-based compensation of $427,202 and $919,691, respectively, in connection with the Company’s stock option plan.

During the six months ended June 30, 2008, the Company granted 2,125,000 stock options, each exercisable at the fair value of the common stock on the respective grant dates ranging from $2.95 to $6.16 pursuant to employment contracts. The options vest pro rata over 2 to 4 years and expire 5 years from the grant date. The total value of the options of $4,795,310 was computed using a Black-Scholes option pricing method with volatilities ranging from 80% to 127% (based earlier on comparable companies and later on historical volatility), an expected term of 5 years (based on contracted term since we have no history and using the SAB 107 simplified method does not produce a material difference), dividends of 0% and interest rates ranging from 2.66% to 3.79%. The expense will be recognized pro rata over the respective 2-year to 4-year requisite service periods.

Note 8. Commitments and Contingencies

Leases

As of June 30, 2008 the minimum future lease payments for the New York and Florida leases, both of which have noncancelable terms in excess of one year, are as follows:
Year ended December 31,
2008	$52,785
2009	145,330
2010	146,534
2011	147,761
2012	96,226
2013	44,758
$633,394

Rent expense for the three and six months ended June 30, 2008 was $26,393 and $51,969, respectively.

The Company leased office space for its Fort Lauderdale, Florida location under a yearly renewable lease agreement bearing monthly rent of $11,300. In July 2008, this office was relocated to Boca Raton, Florida.

Severance Package

On April 25, 2008, Bruce Kreindel, the Company’s former Chief Financial Officer (the “CFO”), Treasurer, and formerly a member of the board of directors of the Company, executed a separation and release agreement (the “Separation Agreement”) in which he resigned as CFO, Treasurer and as a member of the board of directors of the Company. Mr. Kreindel remained in the position of interim CFO until the appointment of David Garrity as the Company’s new CFO on June 30, 2008. Pursuant to the terms of the Separation Agreement, Mr. Kreindel received, as severance (i) $50,000 (paid May 6, 2008), and (ii) $125,000 (of which $41,667 has been paid and $83,333 is included in accrued expenses as of June 30, 2008) to be paid in accordance with the Company’s regular payroll practices. Pursuant to the terms of the employment agreement dated June 28, 2007 between Mr. Kreindel and the Company, Mr. Kreindel received equity in the Company known as “Founder’s Stock.” Pursuant to the terms of the Separation Agreement, Mr. Kreindel will retain his Founder’s Stock. Mr. Kreindel has agreed that, at any time prior to December 27, 2008, he will, as may be required by the Company, enter into a lock-up agreement on the same terms and conditions as all other members of the Company’s board of directors, with respect to the Founder’s Stock. Prior to entering into the Separation Agreement, 115,954 options had vested as of the date of the Separation Agreement. Pursuant to the Separation Agreement, Mr. Kreindel will not be entitled to any other options. Mr. Kreindel will have the unqualified right to exercise any of the vested options for a period of 12 months after the separation date.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Guaranteed Bonus

On December 2007, the Company entered into an employment agreement whereby the Company is obligated to pay a guaranteed bonus of $500,000 during the first year of the employment agreement. As of June 30, 2008, the Company has accrued $250,000 of the guaranteed bonus in accrued expenses.

Earn Out for Options Acquisition

As part of the Options Merger, the Company became obligated to pay up to an additional $1 million (the “Earn Out”) if certain gross revenues are achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008. As of June 30, 2008, the Company incurred $501,446 in Earn Out and has included this amount in accrued expenses. This additional consideration was treated as an adjustment to the gain (loss) on sale of discontinued operations.

Agreement with Falcon

On May 28, 2008, the Company entered into a six-month Consulting Services Agreement (the “Agreement”) whereby the Company is to receive investor and marketing relations in exchange for: (i) issuing 60,000 of its common shares within ten days of the Agreement having a fair value of $189,000, (ii) issuing 60,000 of its common shares at August 28, 2008 having a fair value of $189,000, (iii) an initial cash fee of $30,000, and (iv) a monthly cash fee of $25,000.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2008, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

On May 16, 2008, Devon Cohen, our former Chief Operating Officer, commenced an employment arbitration action against us before the American Arbitration Association, claiming that he was terminated by us without cause that he is therefore owed $600,000 as severance compensation. We have disputed this claim by Mr. Cohen, claiming that Mr. Cohen was terminated for cause and he is therefore not entitled to any severance payments. We and Mr. Cohen have recently entered into settlement discussions with respect to this matter.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 9. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency in a financial institution in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2008, there was $729,646 in excess of insurable limits.

Concentration of Revenues and Accounts Receivable

For the three and six months ended June 30, 2008, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:
	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2008
Customer 1	14.8%	11.9%
Customer 2	9.1%	15.4%
	23.9%	27.3%

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

At June 30, 2008, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:
June 30, 2008
Customer 1	16.2%

Note 10. Related Party Transactions

Included in revenues for the three and six months ended June 30, 2008 is approximately $2,000 and $43,000, respectively, of revenue from a related party affiliate which is controlled by one of our directors who was one of the former owners of Desktop.

Note 11. Subsequent Events

On July 17, 2008, the Company entered into a subscription agreement pursuant to which the Company sold to an investor (i) 200,000 shares of its common stock and (ii) five-year warrants to purchase 100,000 shares of its common stock at an exercise price of $2.50 per share for gross proceeds of $400,000 ($2.00 per unit), of which $24,000 was paid in finder’s fees. Until the earlier of 24 months from the closing date or such date there is an effective registration statement on file with the SEC covering the resale of all of the shares and warrants, the shares and warrants are price protected and the Company is obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.00 per share.

On July 18, 2008, OMGH satisfied in full its obligations under the $1,000,000 senior secured promissory note issued to the Company in connection with the Options Divestiture. As a result, the Company received $1,006,164, which includes accrued interest.

On July 22, the Company paid $148,971.48 of principal and $1,028.52 of accrued interest toward its outstanding senior secured notes payable due August 30, 2008.

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

Company Overview

We operate the interCLICK Network, an online ad network that combines advanced behavioral targeting with site by site reporting, allowing advertisers to identify and track their desired audience on an unprecedented level. interCLICK offers advanced proprietary demographic, behavioral, contextual, geographic and retargeting technologies across a network of name brand publishers to ensure the right message is delivered to a precise audience in a brand friendly environment.

By combining site by site transparency and advanced behavioral targeting, interCLICK is taking the inefficiencies out of the buyer/seller dynamic by allowing advertisers to achieve a direct response metric, whether it’s a click, lead or a sale. We believe that this fundamental difference allows online marketers to achieve a better return on investment while still being able to target the premium websites.

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

On August 31, 2007, we consummated the acquisition of Desktop Interactive, Inc., (“Desktop”) known in the industry as InterCLICK, one of the nation’s leading Internet advertising networks. ComScore, the industry standard utilized to measure an ad network’s capability to reach unique online visitors, recently rated interCLICK as the tenth largest and fastest-growing ad network in the United States for the 12-month period ended June 30, 2008. InterCLICK reaches 119 million unique U.S. visitors per month, or 63% of the U.S. online population, with impressions per month exceeding four billion. interCLICK’s rapidly expanding customer base includes some of the world’s largest Internet publishers and advertisers.

On January 4, 2008, we consummated the acquisition of Options Newsletter, Inc., known in the industry as Options Media (“Options”), a leading provider of email delivery services. On June 23, 2008, we consummated the divestiture of Options to Options Media Group Holdings, Inc.

On June 25, 2008, Customer Acquisition Network Holdings, Inc. changed its name to interCLICK, Inc.

Results of Operations

The following table presents our results of operations for the three and six months ended June 30, 2008. It should be noted that our results of operations and our liquidity and capital resources discussions focus primarily on the operations of Desktop while referring to Options as a discontinued operation for the three and six months ended June 30, 2008 (otherwise referred to as the “Period”).

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2008
Revenues	$4,673,629	$8,235,596
Cost of revenue	3,412,541	6,120,079
Gross profit	1,261,088	2,115,517
Operating expenses:
General and administrative (includes stock-based expense of $503,090 and $977,263)	1,508,043	3,241,941
Sales and marketing	1,445,894	2,270,642
Merger, acquisition, and divestiture costs	274,903	512,062
Technology support	231,371	508,409
Amortization of intangible assets	104,630	209,367
Total operating expenses	3,564,841	6,742,421

Operating loss from continuing operations	(2,303,753)	(4,626,904)
Other income (expense):
Interest income	3,329	6,763
Loss on settlement of debt	(20,121)	(20,121)
Interest expense	(534,887)	(1,233,503)
Total other income (expense)	(551,679)	(1,246,861)
Loss from continuing operations before equity investment	(2,855,432)	(5,873,765)
Equity in investee's loss, net of income taxes	(249,128)	(249,128)

Loss from continuing operations	(3,104,560)	(6,122,893)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(218,187)	(935,173)
Loss on sale of discontinued operations, net of income taxes	(624,981)	(624,981)
Net loss from discontinued operations	(843,168)	(1,560,154)

Net loss	$(3,947,728)	$ (7,683,047)
Loss per share from continuing operations - basic and diluted	$(0.09)	$(0.17)
Loss per share from discontinued operations - basic and diluted	$(0.02)	$(0.04)
Net loss per share - basic and diluted	$(0.11)	$(0.21)
Weighted average shares outstanding - basic and diluted	36,940,689	36,441,497

There are no comparative periods for 2007 presented since the Company did not commence operations until July 2007.

Revenues

Revenues from continuing operations, namely Desktop, for the Period were $4,673,629 during the three months ended June 30, 2008 and $8,235,596 for the six months ended June 30, 2008, respectively.

Historically, the first half of the year, and the second quarter in particular, are not the strongest periods in the Internet advertising industry in terms of demand for cost per thousand (CPM) advertising campaigns. Desktop is particularly sensitive to this seasonality effect given that the majority of its revenues are based on CPM campaigns. However, despite well-known macro-economic concerns, the overall Internet audience based on comScore data grew to 190.5mm average viewers in the second quarter of 2008, an increase of 2.55%, as compared to the first quarter of 2008 and an increase of 6.93%, as compared to the second quarter of 2007. For the same periods indicated, InterCLICK, the internet advertising network experienced growth of 23.05% and 138.29%, respectively, as its audience reach expanded rapidly based on signing more publishers and gaining access to more inventory.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by Desktop, including our continued enhancement of our behavioral targeting system and our continued ability to acquire top tier publishing media, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

We expect that revenues from large branded advertisers will continue to grow as a percentage of our overall Desktop revenues in future quarters. During the three months ended June 30, 2008, revenues from such advertisers accounted for over 81% of Desktop’s overall revenues as compared to over 77% for the six months ended June 30, 2008.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended June 30, 2008 were $3,412,541, which represented 73.0% of our revenues, and were $6,120,079 for the six months ended June 30, 2008, representing 74.3% of our revenues. Costs of revenue are comprised of the amounts we paid to website publishers on Desktop’s online advertising network. Cost of revenue and related gross margins represent our continuing operations, namely Desktop, for the three and six months ended June 30, 2008.

We pay Desktop’s website publishers on a CPM or a revenue share basis. The amount of display advertisements we deliver (e.g. impressions) reflects the level of publishing media we can acquire. Based on our ComScore rating at June 30, 2008, we reach 63% of the domestic online population and are ranked as the tenth largest ad network in the domestic online marketplace. We endeavor both to expand our publisher base and to increase the levels of acquired publishing media, particularly with tier one publishers.

Gross profits for the three months ended June 30, 2008 was $1,261,088, representing 27.0% of our revenues, and was $2,115,517 for the six months ended June 30, 2008, representing 25.7% of our revenues.

Operating Expenses:

General and Administrative

General and administrative expenses consist primarily of executive and administrative compensation, facilities costs, insurance, depreciation, professional fees and investor relations services fees. Total general and administrative expenses for the three months ended June 30, 2008 were $1,004,953, which represented 21.5% of our revenues, and were $2,264,678 for the six months ended June 30, 2008, which represented 27.5% of our revenues.

In addition, we incurred non cash stock based compensation charges for the three months ended June 30, 2008 of $503,090, which represented 10.8% of our revenues, and $977,263 for the six months ended June 30, 2008, which represented 11.9% of our revenues, in each case reflecting expense from our stock option plans and amortization of warrants issued for consulting services.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade shows. Sales and marketing expenses for the three months ended June 30, 2008 were $1,445,894, representing 30.9% of our revenues, and $2,270,642 for the six months ended June 30, 2008, representing 27.6% of our revenues. We expect sales and marketing costs to increase as a result of our continued expansion of sales and marketing resources and the expected overall growth in our business.

Technology Support

Technology Support consists primarily of compensation of technology support and related consulting resources and third party ad server costs for Desktop. Technology support and related consulting support resources have been directed primarily towards continued enhancement of our consumer behavioral-targeting and predictive scoring capabilities, integration and optimization of captured and acquired consumer data, and ongoing maintenance and improvement of our ad server optimization technology platform. Total technology costs for the three months ended June 30, 2008 were $231,371, representing 5.0% of our revenues, and $508,409 for the six months ended June 30, 2008, representing 6.2% of our revenues.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2008 were $104,630, representing 2.2% of our revenues, and $209,367 for the six months ended June 30, 2008, representing 2.5% of our revenues. This amount represents the amortization of intangible assets, customer relationships and developed technology, acquired through the Desktop acquisition.

Merger, Acquisition and Divestiture Costs

Merger, Acquisition and Divestiture Costs consist primarily of audit and accounting services related to the acquisition and subsequent divestiture of Options Acquisition Sub, Inc. Total merger, acquisition and organizational costs for the three months ended June 30, 2008 were $274,903, representing 5.9% of our revenues, and $512,062 for the six months ended June 30, 2008, representing 6.2% of our revenues. Due to the acquisitive nature of our company, we anticipate we will continue to incur such costs.

Income taxes

As part of the allocation of the purchase price associated with the Options Merger, (see Note 1 of the consolidated financial statements) a deferred tax liability of $264,000 was established as a result of differences between the book and tax basis of acquired intangible assets. With our divesture of the business of Options Acquisition Sub, Inc. in June 2008, the deferred tax liability has been eliminated.

Separately, we have not recognized a tax benefit for the three and six months ended June 30, 2008, due to our continued losses.

Liquidity and Capital Resources

At June 30, 2008, we had a cash and cash equivalent balance of approximately $0.5 million and a working capital deficit of approximately $1.2 million. Net cash used in operations during the six months ended June 30, 2008 totaled approximately $2.8 million. The use of cash for continuing operations resulted primarily from net losses of approximately $6.1 million before $3.1 million in non-cash charges. This was offset by a $0.2 million inflow of cash from a net decrease in accounts receivable and other assets.

Cash used in investing activities for the six months ended June 30, 2008 was approximately $0.2 million. The primary use of the cash for this period was the purchase of property and equipment.

Cash used by financing activities for the six months ended June 30, 2008 was approximately $0.2 million, resulting primarily from $2.75 million in note payable principal payments partly offset by approximately $2.5 million in cash received from stock subscriptions, net of $63,500 in offering costs.

On November 30, 2007, pursuant to a purchase agreement (the “Purchase Agreement”), we sold senior secured promissory notes (the “Notes”) in the original aggregate principal amount of $5,000,000. We received net proceeds in the amount of $4,500,000 net of $500,000 of an original issue discount upon sale of the Notes.

The Notes were to mature on May 30, 2008 and bore interest at the rate of 8% per annum, payable quarterly in cash. We used the net proceeds from the sale of the Notes first, to pay expenses and commissions related to the sale of the Notes and second, for the general working capital needs and acquisitions of companies or businesses reasonably related to Internet marketing and advertising.

On May 5, 2008, the Company settled $611,111 of the original $5,000,000 face value of the senior secured notes payable by issuance of 305,500 of its common shares and five-year warrants to purchase 152,750 of its common shares at an exercise price of $2.50 per share having an aggregate value of $611,000, which was based on a private placement price of $2.00 per unit for similar securities occurring at the time of settlement. The net book value of the debt at the date of settlement was $588,404, resulting in a loss on settlement of $22,707, of which $20,121 was included in other income (expense) and $2,586 was included in loss from discontinued operations.

Amortization of the debt discount for the three and six months ended June 30, 2008 totaled $441,994 and $1,118,242, respectively, of which $393,035 and $954,321, respectively, is included in interest expense and $48,959 and $163,921, respectively, is included in discontinued operations.

In addition, we incurred legal and other fees associated with the issuance of the Notes. Such fees of $91,437 are included in deferred debt issue costs and were amortized to interest expense over the term of the debt. Amortization of the deferred costs for the three and six months ended June 30, 2008 totaled $30,478 and $77,505, respectively, of which $27,102 and $66,134, respectively, is included in interest expense and $3,376 and $11,371, respectively, is included in discontinued operations.

Accrued interest related to the Notes at June 30, 2008 and at December 31, 2007, was $121,964 and $33,333, respectively.

On May 30, 2008, we paid a one-time cash fee in the amount of $50,000 to extend the maturity date on the Notes from May 30, 2008 to June 13, 2008. Accordingly, $44,524 is included in interest expense and $5,476 is included in discontinued operations for the three and six months ended June 30, 2008.

On June 17, 2008, we paid a one-time cash fee in the amount of $50,000 to extend the maturity date on the Notes from June 13, 2008 until June 20, 2008, which amount was credited against the outstanding principal balance of the Notes.

On June 23, 2008, we entered into an Agreement of Merger and Plan of Reorganization with Options Acquisition Sub, Inc., Options Acquisition Corp. and Options Media Group Holdings, Inc., pursuant to which we transferred all of our interests in Options Acquisition Sub, Inc. to Options Media Group Holdings, Inc. in exchange for 12,500,000 shares of common stock of Options Media Group Holdings, Inc. (the “Options Stock”) and $4 million, of which $3 million was paid in cash and $1 million was paid in the form of a senior secured promissory note (the “Options Note”). We used the proceeds from this agreement to enter into an “Amendment Agreement” whereby we paid down $2,750,000 of the balance on the Notes, leaving a remaining balance of $1,773,573 as of June 23, 2008 (after giving effect to the increase in principal per the Amendment Agreement of $134,684), and pursuant to which the maturity date was extended to August 30, 2008 and the interest rate was increased from 8% to 12%. We also pledged the Options Stock to the lenders in order to secure repayment of the remaining balance of the Notes. The Options Note was satisfied in full by Options Media Group Holdings, Inc. on July 18, 2008.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened legal proceedings, government actions, administrative actions, investigations or claims against us, except as described below.

On May 16, 2008, Devon Cohen, our former Chief Operating Officer, commenced an employment arbitration action against us before the American Arbitration Association, claiming that he was terminated by us without cause that he is therefore owed $600,000 as severance compensation. We have disputed this claim by Mr. Cohen, claiming that Mr. Cohen was terminated for cause and he is therefore not entitled to any severance payments. We and Mr. Cohen have recently entered into settlement discussions with respect to this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 27, 2008, we sold 75,000 shares of our common stock and a five year warrant to purchase 37,500 shares of our common stock at an exercise price of $2.50 per share to Cranshire Capital, LP, for an aggregate purchase price of $150,000. These securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended (the “Securities Act”), and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. Cranshire Capital, LP was an “accredited investor,” as such term is defined in Rule 506 of the Securities Act, at the time these securities were sold. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 4. Submission of Matters to a Vote of Security Holders

On January 9, 2008, stockholders holding 19,830,500 shares of our common stock, or 52.7%, approved, by a majority written consent, a resolution to change our name from Customer Acquisition Network Holdings, Inc. to interCLICK, Inc.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCLICK, INC.

Date: August 14, 2008	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ David Garrity
David Garrity
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer
________________________
* Filed herewith