Form 10-Q
period 2008-09-30
interCLICK, Inc.
filed 2008-11-06
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission file number: 333-141141

interCLICK, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	01-0692341
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

257 Park Avenue South Suite 602 New York, NY	10010
(Address of Principal Executive Offices)	(Zip code)

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

As of November 5, 2008, 37,845,167 shares of common stock, $0.001 par value per share, of the issuer were outstanding.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.)

i

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.)

Item 6.	Exhibits	30

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

iii

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

PART I.
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$611,189	$3,675,483
Accounts receivable, net of allowance of $345,208 and $150,000	4,703,829	3,390,302
Prepaid expenses and other current assets	205,796	55,750
Total current assets	5,520,814	7,121,535

Property and equipment, net	633,523	512,031
Intangible assets, net	714,683	1,028,621
Goodwill	7,909,571	7,909,571
Investment in Options Media Group Holdings, Inc.	1,694,000	-
Deferred debt issue costs, net of accumulated amortization of
$0 and $13,932, respectively	-	77,505
Deferred acquisition costs	-	129,333
Other assets	211,943	66,937

Total assets	$16,684,534	$16,845,533

Liabilities and Stockholders’ Equity

Current liabilities:
Senior secured notes payable - related party, net of debt
discount of $0 and $1,127,084, respectively	$1,300,000	$3,872,916
Capital lease obligations, current portion	10,319	9,290
Accounts payable	3,937,095	2,499,604
Accrued expenses	610,390	1,046,719
Accrued interest	1,068	36,173
Deferred revenue	100,935	-
Payable and promissory note settlement liability	1,090,230	-
Total current liabilities	7,050,037	7,464,702

Capital lease obligations, net of current portion	10,286	19,317
Total liabilities	7,060,323	7,484,019

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized,
37,845,167 and 34,979,667 issued and outstanding, respectively	37,846	34,980
Additional paid-in capital	24,390,346	12,737,982
Deferred equity-based expense	-	(178,481)
Accumulated other comprehensive loss	(197,704)	-
Accumulated deficit	(14,606,277)	(3,232,967)
Total stockholders’ equity	9,624,211	9,361,514

Total liabilities and stockholders’ equity	$16,684,534	$16,845,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	From June 14, 2007
	Months Ended	Months Ended	Months Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues	$5,756,707	$1,169,991	$13,992,303	$1,169,991
Cost of revenue	3,964,388	1,083,613	10,084,467	1,083,613
Gross profit	1,792,319	86,378	3,907,836	86,378

Operating expenses:
General and administrative (includes stock-based expense
of $439,768, $43,311, $1,417,031 and $43,311, respectively)	1,513,224	939,848	4,755,165	939,848
Sales and marketing	1,282,205	109,884	3,552,847	109,884
Technology support	256,370	-	764,779	-
Merger, acquisition, and divestiture costs	57,415	187,353	569,477	187,353
Amortization of intangible assets	104,571	91,094	313,938	91,094
Total operating expenses	3,213,785	1,328,179	9,956,206	1,328,179

Operating loss from continuing operations	(1,421,466)	(1,241,801)	(6,048,370)	(1,241,801)

Other income (expense):
Interest income	8,140	23,995	14,903	23,995
Loss on settlement of debt	-	-	(20,121)	-
Loss on sale of available-for-sale securities	(116,454)	-	(116,454)	-
Loss on disposal of fixed assets	(15,385)	-	(15,385)	-
Interest expense	(189,382)	-	(1,422,885)	-
Total other income (expense)	(313,081)	23,995	(1,559,942)	23,995

Loss from continuing operations before income tax benefit	(1,734,547)	(1,217,806)	(7,608,312)	(1,217,806)

Income tax benefit	-	280,019	-	280,019

Loss from continuing operations before equity investment	(1,734,547)	(937,787)	(7,608,312)	(937,787)

Equity in investee's loss, net of income taxes	(404,103)	-	(653,231)	-

Loss from continuing operations	(2,138,650)	(937,787)	(8,261,543)	(937,787)

Discontinued operations:
Loss from discontinued operations, net of income taxes	(1,053,059)	-	(1,988,232)	-
Loss on sale of discontinued operations, net of income taxes	(498,554)	-	(1,123,535)	-
Net loss from discontinued operations	(1,551,613)	-	(3,111,767)	-

Net loss	(3,690,263)	(937,787)	(11,373,310)	(937,787)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(197,704)	-	(197,704)	-
Total other comprehensive loss	(197,704)	-	(197,704)	-

Comprehensive loss	$(3,887,967)	$(937,787)	$(11,571,014)	$(937,787)

Loss per share from continuing operations - basic and diluted	$(0.06)	$(0.04)	$(0.22)	$(0.04)
Loss per share from discontinued operations - basic and diluted	$(0.04)	$-	$(0.09)	$-
Net loss per share - basic and diluted	$(0.10)	$(0.04)	$(0.31)	$(0.04)

Weighted average shares outstanding - basic and diluted	37,808,210	23,756,165	36,900,393	22,292,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2008
(Unaudited)

				Deferred	Accumulated
			Additional	Equity-	Other		Total
	Common Stock		Paid-In	Based	Comprehensive	Accumulated	Stockholders'
	Stock	Amount	Capital	Expense	Loss	Deficit	Equity

Balance, December 31, 2007	34,979,667	$34,980	$12,737,982	$(178,481)	$-	$(3,232,967)	$9,361,514

Issuance of Common Stock in connection with Options Media Group merger	1,000,000	1,000	5,716,273	-	-	-	5,717,273

Issuance of Warrant in connection with Options Media Group merger	-	-	29,169	-	-	-	29,169

Common stock and warrants issued for cash	1,425,000	1,425	2,911,075	-	-	-	2,912,500

Common stock and warrants issued per price protection clause	75,000	75	(75)	-	-	-	-

Common stock and warrants issued to settle debt	305,500	306	610,694	-	-	-	611,000

Amortization of deferred consulting - warrants	-	-	-	178,481	-	-	178,481

Common stock issued for services	60,000	60	188,940	-	-	-	189,000

Stock options expense	-	-	2,196,288	-	-	-	2,196,288

Unrealized loss on marketable securities	-	-	-	-	(197,704)	-	(197,704)

Net loss, nine months ended September 30, 2008	-	-	-	-	-	(11,373,310)	(11,373,310)

Balance, September 30, 2008	37,845,167	$37,846	$24,390,346	$-	$(197,704)	$(14,606,277)	$9,624,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine	From June 14, 2007
	Months Ended	(Inception) to
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net loss	$(11,373,310)	$(937,787)
Add back loss from discontinued operations	3,111,767	-
Loss from continuing operations	(8,261,543)	(937,787)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities, net:	4,782,113	42,245
Net cash used in operating activities	(3,479,430)	(895,542)

Cash flows from investing activities:
Purchases of property & equipment	(322,548)	(60,847)
Acquisition of business, net of cash acquired	-	(4,279,534)
Proceeds from sales of property & equipment	13,000	-
Proceeds from sales of available-for-sale securities	1,034,000	-
Deferred acquisition costs	(10,619)	-
Net cash provided by (used in) investing activities	713,833	(4,340,381)

Cash flows from financing activities:
Principal payments on notes payable	(4,523,573)	-
Proceeds from issuance of notes payable - related party	1,300,000	250,000
Principal payments on capital leases	(8,002)	-
Proceeds from common stock and warrants issued for cash	2,912,500	7,015,016
Net cash (used in) provided by financing activities	(319,075)	7,265,016

Cash flows from discontinued operations:
Cash flows from operating activities	(2,685,674)	-
Cash flows from investing activities-acquisition	(1,885,624)	-
Cash flows from investing activities-divestiture	4,591,676	-
Net cash provided by discontinued operations	20,378	-

Net (decrease) increase in cash and cash equivalents	(3,064,294)	2,029,093

Cash and cash equivalents at beginning of period	3,675,483	-

Cash and cash equivalents at end of period	$611,189	$2,029,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine	From June 14, 2007
	Months Ended	(Inception) to
	September 30, 2008	September 30, 2007

Supplemental disclosure of cash flow information:
Interest paid	$261,796	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants in business combination	$5,746,442	$3,500,000
Conversion of convertible notes	$-	$250,000
Issuance of common stock and warrants in debt settlement	$611,000	$-
Issuance of common stock for deferred services rendered	$189,000	$-
Issuance of shares in Options Media Group Holdings, Inc. to
settle accounts payable	$54,611	$-
Unrealized loss on available-for-sale securities	$197,704	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Merger with Desktop Interactive, Inc.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Recapitalization

Prior to the closing of the CAN Merger, Holdings had limited operations and net assets. At the same time, CAN had significantly more capital than Holdings and had commenced certain publishing/advertising operations. In addition, as discussed in “Merger with Desktop,” above, after the closing of the CAN Merger, Holdings consummated the Desktop Merger and effected the Split off. As a result of these facts and the former shareholders of CAN obtaining voting and management control of the combined entity, the CAN Merger is considered and accounted for as a recapitalization of CAN, with CAN being considered as the acquirer and Holdings the acquiree for accounting purposes. Accordingly, the Company’s financial statements for periods prior to the CAN Merger become those of the accounting acquirer, retroactively restated for the equivalent number of shares received in the CAN Merger. Operations prior to the CAN Merger are those of CAN and earnings per share for the period prior to the CAN Merger are restated to reflect the equivalent number of shares outstanding.

Merger with Options Media

On January 4, 2008, Holdings consummated an Agreement and Plan of Merger (the “Options Merger”), wherein Holdings formed Options Acquisition Sub, Inc. (“Options Acquisition”), and Options Newsletter, Inc. (“Options Newsletter” or "Options") was merged into Options Acquisition, which was the surviving corporation and a wholly-owned subsidiary of Holdings. On June 23, 2008, Holdings consummated an Agreement of Merger and Plan or Reorganization wherein Options Acquisition was sold to Options Media Group Holdings, Inc.

Options Newsletter, a privately held Delaware corporation, now known as Options Media, began selling advertising space within free electronic newsletters that Options Newsletter published and emailed to subscribers. Options Newsletter also generated leads for customers by emailing its customers’ advertisements to various email addresses from within the Options Newsletter database. Options Newsletter was also an email service provider (“ESP”) and offered customers an email delivery platform to create, send and track email campaigns. During the period from January 4, 2008 to June 23, 2008 (date of disposition), the majority of Options Newsletter’s revenue was derived from being an ESP, but Options Newsletter continued to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

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

In addition to the initial merger consideration, Holdings was obligated to pay an additional $1 million (the “Earn Out”) if certain gross revenues are achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008. For the quarters ended March 31, 2008 and June 30, 2008, the Company incurred $279,703 and $221,743, respectively, in Earn Out. On September 30, 2008, the Company entered into a settlement agreement with the seller whereby the Company agreed to pay the remaining $498,554 of Earn Out. The $1,000,000 Earn Out has increased the purchase price and been included as an adjustment to goodwill in the purchase price allocation below. The total Earn Out due of $1,000,000 has been included in payable and promissory note settlement liability on the accompanying balance sheet as of September 30, 2008 (See Divestiture of Options Media below).

Holdings has accounted for the acquisition utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The results of operations of Options Acquisition were included in the consolidated results of operations of the Company beginning on January 1, 2008. The operations from January 1, 2008 to January 4, 2008 were not material. The net purchase price, including acquisition costs paid, and adjusted for the total Earn Out to be paid as part of the September 30, 2008 settlement with the seller, was allocated to assets acquired and liabilities assumed as follows:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Current assets (including cash of $41,424)	$58,153
Property and equipment	112,289
Other assets (Software)	67,220
Goodwill (adjusted for Earn Out)	8,020,450
Other Intangibles	660,000

Liabilities assumed	(258,750)
Deferred tax liability	(264,000)
Net purchase price	$8,395,362

Intangible assets acquired include customer relationships valued at $610,000 and $50,000 for a covenant not to compete.

Goodwill is expected not to be deductible for income tax purposes.

In connection with the purchase of Options, the Company executed a three-year employment agreement with the former owner of Options to pay him $250,000 per year plus 300,000 options which cliff vest 1/3 at the end of each of three years and are exercisable at $1.00 per share. On September 30, 2008, the Company entered into a settlement agreement with the seller whereby all 300,000 stock options became fully vested immediately and exercisable as follows: 100,000 stock options shall be exercisable as of January 15, 2009 and 200,000 stock options shall be exercisable as of September 30, 2009. Accordingly, the remaining unrecognized portion of the fair value of the stock options of $962,829 was recognized and included in loss from discontinued operations as of September 30, 2008.

Divestiture of Options Media

On June 23, 2008, Holdings, as the sole stockholder of Options Acquisition entered into an Agreement of Merger and Plan of Reorganization (the “Options Divestiture”) by and among, Options Media Group Holdings, Inc. (“OPMG”), Options Acquisition and Options Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of OPMG.

At the closing of the Options Divestiture on June 23, 2008, the Company, as Options Acquisition’s sole stockholder, received (i) 12,500,000 shares of OPMG’s common stock (the “OPMG Stock”), (ii) $3,000,000 in cash and (iii) a $1,000,000 senior secured promissory note receivable from OPMG (the “Note”). The OPMG Stock was valued at $3,750,000 using a price of $0.30 per share, which was based on a private placement for OPMG shares that was occurring at the same time of the Options Divestiture. The Note bears interest of 10%, is due December 23, 2008, and is secured by a first priority security interest in OPMG and its active subsidiaries’ assets. On July 18, 2008, OPMG satisfied in full its obligations under the $1,000,000 senior secured promissory note issued to the Company in connection with the Options Divestiture. As a result, the Company received $1,006,164, which includes accrued interest.

The loss from the Options Divestiture is included in loss on sale of discontinued operations and is calculated as follows:

Consideration received for sale:
Cash consideration	$3,000,000
Note receivable	1,000,000
12.5 million shares of OPMG	3,750,000
Total consideration received	7,750,000

Less: net book value of subsidiary sold:
Original purchase price (including Earn Out payments due)	8,395,362
Asset contributed to Options Acquisition	350,000
Advances to Options Acquisition	402,190
Corporate allocation to Options Acquisition	661,156
Equity method pick up from 1/1/08 to 6/23/08	(935,173)
Net book value of subsidiary sold, June 23, 2008	8,873,535

Loss on sale of discontinued operations	$(1,123,535)

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Regarding the net book value of the subsidiary sold, the asset contributed to Options Acquisition in the above table consisted of an inventory of qualified data for use by the Company in email advertising purchased from a customer for $350,000 and contributed to Options.

As a result of the Options Divestiture and the cash proceeds received by the Company, the Company paid down $2,750,000 of the balance on that certain promissory note dated November 15, 2007 (the “Longview Note”), among the Company, CAN, Desktop (the “Subsidiaries”) and Longview Marquis Master Fund, L.P., (“Longview”). The remaining balance of the Longview Note as of June 23, 2008 (giving effect to the increase in principal described under the “Amendment Agreement” below) was $1,773,573. The Company also pledged the OPMG Stock to Longview, in order to secure the remaining balance of the Longview Note (See Note 5).

On September 30, 2008, the Company entered into a settlement agreement with the former owner of Options Media to settle all amounts due under the $1 million Earn Out and the January 4, 2008 employment agreement whereby the Company agreed to pay $600,000 upon execution of the settlement agreement and $500,000, payable in two equal installments on October 30, 2008 and January 15, 2009. The $1,100,000 in payments has been discounted to a net present value of $1,090,230 using a discount rate of 12%. In addition, all stock options previously granted to the former owner of Options Media became fully vested immediately.  As a result of the settlement, the additional loss from discontinued operations was $1,053,059 and the additional loss on sale of discontinued operations was $498,554 for the three months ended September 30, 2008.

Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2008, the Company had a net loss of $11,373,310 and $3,479,430 of net cash used in operations. At September 30, 2008 the Company had a working capital deficiency of $1,529,223, which includes $1,300,000 of net carrying value of senior secured notes payable maturing December 31, 2008. Additionally at September 30, 2008, the Company had an accumulated deficit of $14,606,277. These matters and the Company’s expected needs for capital investments required to support operational growth and maturing debt raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Since inception, the Company has financed its working capital and capital expenditure requirements primarily from the issuance of short term debt securities and sales of common stock as well as sales of online advertising services. In addition, the Company is pursuing the refinancing of its maturing debt and/or extending the maturity of such debt beyond December 31, 2008.

While we have heavily invested in our online advertising and will continue to invest in online advertising, we believe that based on our current cash and working capital position, our current and projected operations and our assessment of how potential equity and/or debt investors have viewed, and will continue to view, us and the expected growth in our business, we will be able to obtain the required capital and cash flows from operations to execute our business plan successfully and continue operations through September 30, 2009, however, there can be no assurances.

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

Basis of Presentation

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30,2008 and our financial position as of September 30, 2008 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Note 2. Significant Accounting Policies

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the valuation of accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of capital stock, options and warrants granted for services or recorded as debt discounts, or other non-cash purposes including business combinations, the estimate of the valuation allowance on deferred tax assets, and estimates in equity investee’s losses.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2008.

Principals of Consolidation

The consolidated financial statements include the accounts of interCLICK, Inc. (formerly Customer Acquisition Network Holdings, Inc.) and its wholly-owned subsidiary and prior subsidiary through its sale date. All significant inter-company balances and transactions have been eliminated in the consolidation. As a result of the Options Divestiture, the results of Options Acquisition are reported as “Discontinued Operations” for all periods presented.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

Depreciation expense for the three and nine months ended September 30, 2008 was $66,448 and $172,671, respectively.

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

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of September 30, 2008, the Company’s reporting units consisted of interCLICK and Desktop. The Company has elected to test for goodwill impairment annually.

We completed our annual goodwill impairment test as of December 31, 2007 and determined that no adjustment to the carrying value of goodwill was required. In addition, as there have been quarterly impairment indicators present, the Company tested for impairment through September 30, 2008, and determined no impairment adjustment was needed at this time.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Stock-based Compensation

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

Comprehensive Loss

Comprehensive loss includes net loss as currently reported by the Company adjusted for other comprehensive items.  Other comprehensive items for the Company consist of unrealized gains and losses related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders’ equity.

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with SFAS 115. Trading securities that the Company may hold are treated in accordance with SFAS 115 with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company accounts for investments in which the Company owns more than 20% of the investee, using the equity method in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for the Company on January 1, 2009. The Company does not currently have a non-controlling interests in its subsidiary, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on its consolidated financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet determined the effect on our financial statements, if any, upon the adoption of SFAS 161.

The Company does not believe that the adoption of any recently issued standards will have a material effect on the Company’s financial position or results of operations and cash flows.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Intangible Assets

Intangible assets, which were all acquired from the Desktop business combination, consisted of the following:

	September 30,	December 31,
	2008	2007

Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Domain name	683	683
	1,330,683	1,330,683
Accumulated amortization	(616,000)	(302,062)
Intangible assets, net	$714,683	$1,028,621

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

Amortization expense for the three and nine months ended September 30, 2008 was $104,571 and $313,938, respectively.

Note 4. Investments

The following represents information about available-for sales securities held as of September 30, 2008:

Securities in loss positions		Aggregate	Aggregate
less than 12 months	Cost	Unrealized losses	Fair Value
Options Media Group Holdings, Inc.	$1,891,704	$197,704	$1,694,000

At the closing of the Options Divestiture on June 23, 2008, the Company, as Options Acquisition’s sole stockholder, received as part of the divestiture 12,500,000 shares of OPMG’s common stock (the “OPMG Stock”). The OPMG Stock was valued at $3,750,000 using a price of $0.30 per share, which was based on a private placement for OPMG shares that was occurring at the same time of the Options Divestiture. From June 23, 2008 forward, the Company accounted for the investment in OPMG under the equity method until September 18, 2008, at which time the Company’s ownership percentage fell to below 20% and the Company lost significant influence and control over the investee. From June 23, 2008 through September 18, 2008, the Company recognized an aggregate of $653,231 of its proportionate share of the investee losses. During that same period, the Company sold an aggregate of 4.7 million OPMG shares having a basis of $1,180,496 for proceeds of $1,034,000, resulting in a loss of $146,496. On September 30, 2008, the Company gave 100,000 OPMG shares having a basis of $24,568 in order to settle $54,611 of accounts payable, resulting in a gain of $30,042. The OPMG closing stock price on September 30, 2008 was $1.80 per share, however, due to the thinly traded nature of such shares coupled with the fact that the Company owns restricted shares, the Company has used its most recent cash sales price of OPMG stock of $0.22 per share to value its remaining 7.7 million OPMG shares. This resulted in a basis of $1,694,000 as of September 30, 2008. This investment is classified as available-for-sale equity securities in the accompanying unaudited consolidated financial statements at September 30, 2008.  As a result of the valuation, during the three and nine months ended September 30, 2008, the Company recorded a $197,704 unrealized loss on available-for-sale equity securities in the stockholders’ section of the unaudited consolidated financial statements. The OPMG Stock has been pledged as security for the GRQ Notes (See Note 5).

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 5. Notes Payable and other obligations

September 30,
2008
6% Senior secured promissory notes
payable (due December 31, 2008)	$1,300,000
Equipment - Capital lease obligation	20,605
Total notes payable, long-term debt
and other obligations	1,320,605
Less: Current maturities	(1,310,319)
Amount due after one year	$10,286

	December 31, 2007
		Debt Discount
		Original			Accumulated	Notes Payable
		Issue	Lender	Common	Amortization of	net of
	Principal	Discount	Fee	Stock	Debt Discount	Debt Discount
8% Senior secured promissory notes
payable (due May 30, 2008)	$5,000,000	$(500,000)	$(50,000)	$(802,500)	$225,416	$3,872,916
Equipment - Capital lease obligation	28,607	-	-	-	-	28,607
Total notes payable, long-term debt
and other obligations	5,028,607	(500,000)	(50,000)	(802,500)	225,416	3,901,523
Less: Current maturities	(5,009,290)	500,000	50,000	802,500	(225,416)	(3,882,206)
Amount due after one year	$19,317	$-	$-	$-	$-	$19,317

Senior Secured Promissory Notes

On November 30, 2007, pursuant to a purchase agreement we sold senior secured promissory notes (the “Longview Notes”) in the original aggregate principal amount of $5,000,000. We received net proceeds in the amount of $4,500,000 net of $500,000 of an Original Issue Discount upon sale of the Longview Notes.

The Longview Notes were to mature on May 30, 2008 and bore interest at the rate of 8% per annum, payable quarterly in cash. We used the net proceeds from the sale of the Longview Notes first, to pay expenses and commissions related to the sale of the Longview Notes and second, for the general working capital needs and acquisitions of companies or businesses reasonably related to Internet marketing and advertising.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

Amortization of the debt discount for the three and nine months ended September 30, 2008 totaled $120,819 and $1,239,061, of which $120,819 and $1,075,140 is included in interest expense and $0 and $163,921 is included in discontinued operations, respectively.

In addition, the Company incurred legal and other fees associated with the issuance of the Longview Notes. Such fees of $91,437 are included in deferred debt issue costs and were amortized to interest expense over the term of the debt. Amortization of the deferred costs for the three and nine months ended September 30, 2008 totaled $0 and $77,505, of which $0 and $66,134 is included in interest expense and $0 and $11,371 is included in discontinued operations, respectively.

On May 30, 2008, the Company paid a one-time cash fee in the amount of $50,000 to extend the maturity date on the senior secured promissory note from May 30, 2008 to June 13, 2008. Accordingly, $0 and $44,524 is included in interest expense and $0 and $5,476 is included in discontinued operations for the three and nine months ended September 30, 2008, respectively.

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

On June 23, 2008, the Company utilized proceeds from the Options Divestiture in order to enter into an “Amendment Agreement” whereby the Company paid down $2,750,000 of the balance on the senior secured promissory note. The remaining balance of the Longview Notes as of June 23, 2008 (giving effect to the increase in principal per the Amendment Agreement of $134,684) was $1,773,573. Also per the Amendment Agreement, the maturity date of the Longview Notes was extended to August 30, 2008 and the interest rate was increased from 8% to 12%. The Company also pledged the OPMG stock to Longview, in order to secure the remaining balance of the Longview Notes. The resulting debt discount of $134,684 was amortized to interest expense over the term of the note. Amortization of the new debt discount for the three and nine months ended September 30, 2008 was $120,819 and $134,684, respectively, all of which is included in interest expense.

As of September 30, 2008, all principal and accrued interest on the Longview Notes had been repaid.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to a related party. The GRQ Notes bear interest at the rate of 6% per annum and mature December 31, 2008. We used the net proceeds from the sale of the GRQ Notes to repay the Longview Notes. The Company also pledged the OPMG Stock as collateral on the GRQ Notes.

Accrued interest related to above notes at September 30, 2008 and at December 31, 2007, was $1,068 and $33,333, respectively.

Note 6. Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt to shares of common stock outstanding at September 30, 2008 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result, the basic and diluted loss per share for all periods presented are identical.

At September 30, 2008, there were common stock options for 5,136,954 shares, which if exercised, may dilute future earnings per share.

At September 30, 2008, there were common stock warrants for 1,402,050 shares, which if exercised, may dilute future earnings per share.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 7. Income Taxes

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

In addition, the Company has not recognized a tax benefit for the three and nine months ended September 30, 2008, due to the Company's continuing losses.

Note 8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock of which none is issued and outstanding at September 30, 2008.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of $0.001 par value common stock of which 37,845,167 shares were issued and outstanding at September 30, 2008.

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

During the period from April 30, 2008 through July 17, 2008, the Company entered into subscription agreements pursuant to which the Company sold to various investors (i) 1,125,000 shares of its common stock and (ii) five-year warrants to purchase 562,500 shares of its common stock at an exercise price of $2.50 per share for gross proceeds of $2,250,000 ($2.00 per unit), of which $62,500 and five-year warrants to purchase 11,800 shares of its common stock at an exercise price of $2.50 per share was paid in finder’s fees. Until the earlier of 24 months from the closing date or such date there is an effective registration statement on file with the SEC covering the resale of all of the shares and warrants, the shares and warrants are price protected and the Company is obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.00 per share.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

During the three and nine months ended September 30, 2008, the Company amortized $24,919 and $178,481, respectively, of deferred equity-based expense related to warrants.

On May 28, 2008, the Company issued 60,000 common shares having a fair value of $189,000 (based on a quoted trading price of $3.15 per share) to an investor relations firm in exchange for services to be rendered over a three-month period. Accordingly, $126,000 and $189,000 has been expensed during the three and nine months ended September 30, 2008, respectively.

Stock Incentive Plan and Option Grants

During the three and nine months ended September 30, 2008, the Company recognized stock-based compensation of $1,276,597 and $2,196,288, respectively, in connection with the Company’s stock option plan.

During the nine months ended September 30, 2008, the Company granted 1,970,000 stock options, each exercisable at the fair value of the common stock on the respective grant dates ranging from $1.31 to $6.16 pursuant to employment contracts. The options vest pro rata over 2 to 4 years and expire 5 years from the grant date. The total value of the options of $3,721,182 was computed using a Black-Scholes option pricing method with volatilities ranging from 71% to 127% (based earlier on comparable companies and later on historical volatility), an expected term of 5 years (based on contracted term since we have no history and using the SAB 107 simplified method does not produce a material difference), dividends of 0% and interest rates ranging from 2.66% to 3.79%. The expense will be recognized pro rata over the respective 2-year to 4-year requisite service periods. On September 23, 2008, an aggregate of 1,462,500 of the stock options issued during 2008 were repriced resulting in an additional fair value of $380,250, which is being recognized over the remaining vesting periods.

Note 9. Commitments and Contingencies

Leases

As of September 30, 2008 the minimum future lease payments for the New York and Florida leases, both of which have noncancelable terms in excess of one year, are as follows:

Year ending December 31,
2008	$76,539
2009	447,458
2010	456,208
2011	465,183
2012	421,588
2013	378,252
Later years	341,824
$2,587,052

Rent expense for the three and nine months ended September 30, 2008 was $58,570 and $110,539, respectively.

The Company leased office space for its Fort Lauderdale, Florida location under a yearly renewable lease agreement bearing monthly rent of $11,300. In July 2008, this office was relocated to Boca Raton, Florida, where the Company entered into a five-year lease agreement bearing monthly rent of $3,313 with an annual 3.0% escalation. The Company leased office space for its New York, NY location, under a five-year lease agreement bearing monthly rent of $8,798. In September 2008, the Company relocated this office to a larger space in New York, where the Company entered into a six-year lease agreement bearing monthly rent of $25,073 with an annual 2.5% escalation. As the Company is still obligated under the original New York lease, the Company is attempting to sublease this office space.

Severance Package

On April 25, 2008, Bruce Kreindel, the Company’s former Chief Financial Officer (the “CFO”), Treasurer, and formerly a member of the board of directors of the Company, executed a separation and release agreement (the “Separation Agreement”) in which he resigned as CFO, Treasurer and as a member of the board of directors of the Company. Mr. Kreindel remained in the position of interim CFO until the appointment of David Garrity as the Company’s new CFO on June 30, 2008. Pursuant to the terms of the Separation Agreement, Mr. Kreindel received, as severance (i) $50,000 (paid May 6, 2008), and (ii) $125,000 (of which $104,167 has been paid and $20,833 is included in accrued expenses as of September 30, 2008) to be paid in accordance with the Company’s regular payroll practices. Pursuant to the terms of the employment agreement dated June 28, 2007 between Mr. Kreindel and the Company, Mr. Kreindel received equity in the Company known as “Founder’s Stock.” Pursuant to the terms of the Separation Agreement, Mr. Kreindel will retain his Founder’s Stock. Mr. Kreindel has agreed that, at any time prior to December 27, 2008, he will, as may be required by the Company, enter into a lock-up agreement on the same terms and conditions as all other members of the Company’s board of directors, with respect to the Founder’s Stock. Prior to entering into the Separation Agreement, 115,954 options had vested as of the date of the Separation Agreement. Pursuant to the Separation Agreement, Mr. Kreindel will not be entitled to any other options. Mr. Kreindel will have the unqualified right to exercise any of the vested options for a period of 12 months after the separation date.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Guaranteed Bonus

On December 2007, the Company entered into an employment agreement whereby the Company is obligated to pay a guaranteed bonus of $500,000 during the first year of the employment agreement. As of September 30, 2008, the Company has paid $250,000 of the guaranteed bonus and the remaining $250,000 of the guaranteed bonus is included in accrued expenses.

Earn Out for Options Acquisition

As part of the Options Merger, the Company became obligated to pay up to an additional $1 million (the “Earn Out”) if certain gross revenues are achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008. On September 30, 2008, the Company entered into a settlement agreement with the former owner of Options Media to settle all amounts due under the $1 million Earn Out and the January 4, 2008 employment agreement whereby the Company agreed to pay $600,000 upon execution of the settlement agreement and $500,000, payable in two equal installments on October 30, 2008 and January 15, 2009. The $1,100,000 in payments has been discounted to a net present value of $1,090,230 using a discount rate of 12%. In addition, all stock options previously granted to the former owner of Options Media became fully vested immediately. As a result of the settlement, the additional loss from discontinued operations was $1,053,059 and the additional loss on sale of discontinued operations was $498,554 for the three months ended September 30, 2008.

Agreement with Falcon

On May 28, 2008, the Company entered into a six-month Consulting Services Agreement (the “Agreement”) whereby the Company is to receive investor and marketing relations in exchange for: (i) issuing 60,000 of its common shares within ten days of the Agreement having a fair value of $189,000, (ii) issuing 60,000 of its common shares at August 28, 2008 having a fair value of $189,000, (iii) an initial cash fee of $30,000, and (iv) a monthly cash fee of $25,000. On August 12, 2008, the consultant was terminated. Accordingly, the 60,000 common shares due to the consultant on August 28, 2008 were not issued. No further consideration is due under the Agreement as of September 30, 2008.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2008, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

On May 16, 2008, Devon Cohen, our former Chief Operating Officer, commenced an employment arbitration action against us before the American Arbitration Association, claiming that he was terminated by us without cause that he is therefore owed $600,000 as severance compensation. On September 24, 2008, the litigation between the Company and Mr. Cohen was settled with no obligation for either party to the suit except to pay their own legal fees.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 10. Concentrations

Concentration of Credit Risk

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency in two financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2008, there was $1,102,554 in excess of insurable limits. Subsequent to September 30, 2008, the FDIC insurance limits were temporarily increased to $250,000 per institution thereby, further reducing the Company’s risk.

Concentration of Revenues and Accounts Receivable

For the three and nine months ended September 30, 2008, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2008
Customer 1	9.1%	12.9%
Customer 2	7.5%	10.1%
	16.6%	23.0%

Note 11. Related Party Transactions

Included in revenues for the three and nine months ended September 30, 2008 is approximately $0 and $43,000, respectively, of revenue from a related party affiliate which is controlled by one of our directors who was one of the former owners of Desktop.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to a related party (See Note 5).

Note 12. Subsequent Events

In October 2008, the Company entered into a revolving credit facility with Silicon Valley Bank to finance 80% of its accounts receivable up to a maximum credit line of $3 million. The credit line has an interest rate equal to Prime plus 2.0% and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s 7.7  million OPMG share investment which has been pledged to secure the GRQ Notes (see Note 5).

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

On August 31, 2007, we consummated the acquisition of Desktop Interactive, Inc., (“Desktop”) known in the industry as InterCLICK, one of the nation’s leading Internet advertising networks.  ComScore, the industry standard utilized to measure an ad network’s capability to reach unique online visitors, recently ranked interCLICK as the eleventh largest ad network in the United States as of September 30, 2008. InterCLICK reaches 122 million unique U.S. visitors per month, or 64% of the U.S. online population, with total pages viewed per month totaling almost 5.9 billion. interCLICK’s rapidly expanding customer base includes some of the world’s largest Internet publishers and advertisers.

On January 4, 2008, we consummated the acquisition of Options Newsletter, Inc., known in the industry as Options Media (“Options”), a leading provider of email delivery services.

On June 23, 2008, we consummated the divestiture of Options to Options Media Group Holdings, Inc.

On June 25, 2008, Customer Acquisition Network Holdings, Inc. changed its name to interCLICK, Inc. (“interCLICK”).

Results of Operations

The following table presents our results of operations for the three and nine months ended September 30, 2008. It should be noted that our results of operations and our liquidity and capital resources discussions focus primarily on the operations of interCLICK while referring to Options as a discontinued operation for the three and nine months ended September 30, 2008 (otherwise referred to as the “Period”).

	For the Three	For the Three	For the Nine	From June 14, 2007
	Months Ended	Months Ended	Months Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues	$5,756,707	$1,169,991	$13,992,303	$1,169,991
Cost of revenue	3,964,388	1,083,613	10,084,467	1,083,613
Gross profit	1,792,319	86,378	3,907,836	86,378

Operating expenses:
General and administrative (includes stock-based expense
of $439,768, $43,311, $1,417,031 and $43,311, respectively)	1,513,224	939,848	4,755,165	939,848
Sales and marketing	1,282,205	109,884	3,552,847	109,884
Technology support	256,370	-	764,779	-
Merger, acquisition, and divestiture costs	57,415	187,353	569,477	187,353
Amortization of intangible assets	104,571	91,094	313,938	91,094
Total operating expenses	3,213,785	1,328,179	9,956,206	1,328,179

Operating loss from continuing operations	(1,421,466)	(1,241,801)	(6,048,370)	(1,241,801)

Other income (expense):
Interest income	8,140	23,995	14,903	23,995
Loss on settlement of debt	-	-	(20,121)	-
Loss on sale of available-for-sale securities	(116,454)	-	(116,454)	-
Loss on disposal of fixed assets	(15,385)	-	(15,385)	-
Interest expense	(189,382)	-	(1,422,885)	-
Total other income (expense)	(313,081)	23,995	(1,559,942)	23,995

Loss from continuing operations before income tax benefit	(1,734,547)	(1,217,806)	(7,608,312)	(1,217,806)

Income tax benefit	-	280,019	-	280,019

Loss from continuing operations before equity investment	(1,734,547)	(937,787)	(7,608,312)	(937,787)

Equity in investee's loss, net of income taxes	(404,103)	-	(653,231)	-

Loss from continuing operations	(2,138,650)	(937,787)	(8,261,543)	(937,787)

Discontinued operations:
Loss from discontinued operations, net of income taxes	(1,053,059)	-	(1,988,232)	-
Loss on sale of discontinued operations, net of income taxes	(498,554)	-	(1,123,535)	-
Net loss from discontinued operations	(1,551,613)	-	(3,111,767)	-

Net loss	(3,690,263)	(937,787)	(11,373,310)	(937,787)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(197,704)	-	(197,704)	-
Total other comprehensive loss	(197,704)	-	(197,704)	-

Comprehensive loss	$(3,887,967)	$(937,787)	$(11,571,014)	$(937,787)

Loss per share from continuing operations - basic and diluted	$(0.06)	$(0.04)	$(0.22)	$(0.04)
Loss per share from discontinued operations - basic and diluted	$(0.04)	$-	$(0.09)	$-
Net loss per share - basic and diluted	$(0.10)	$(0.04)	$(0.31)	$(0.04)

Weighted average shares outstanding - basic and diluted	37,808,210	23,756,165	36,900,393	22,292,694

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Revenues

Revenues from continuing operations for the three months ended September 30, 2008 increased to $5,756,707 from $1,169,991 in the 2007 period, an increase of 392%. The increase is primarily attributable to the Company's national sales force expansion and the continued shift towards higher-priced cost per click (CPC) and cost per thousand (CPM) advertising campaigns.

Seasonally, the third quarter marks the start of the stronger half of the year in terms of demand for CPM advertising campaigns. interCLICK is particularly sensitive to this seasonality effect given that the majority of its revenues are tied to CPM campaigns. However, in response to well-known unfavorable macro-economic developments, the overall U.S. Internet audience based on ComScore data contracted to 189.2mm average viewers in the third quarter of 2008, a decline of 0.7%, as compared to the second quarter of 2008, while still showing an increase of 4.5%, as compared to the second quarter of 2007. For the same periods indicated, we experienced growth of 7.5% and 52.0%, respectively, as our audience reach expanded rapidly based on signing more publishers and gaining access to more inventory.

During the three months ended September 30, 2008, revenues from large branded advertisers accounted for more than 85% of overall revenues as compared to less than 75% for the 2007 period.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended September 30, 2008 increased to $3,964,388 from $1,083,613 in the 2007 period, an increase of 266%. The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of inventory from publishers. Cost of revenue is comprised of the amounts we paid to website publishers on interCLICK’s online advertising network. Cost of revenue represented 68.9% of revenue for the three months ended September 30, 2008 compared to 92.6 % of revenue for the 2007 period. The decrease is primarily attributable to improvements in our technology platform resulting in a better match between acquired publisher inventory and advertising campaigns.

Gross profit for the three months ended September 30, 2008 increased to $1,792,319 from $86,378 in the 2007 period, an increase of 1,975%. The increase is primarily attributable to the higher level of revenues combined with the positive revenue mix shift towards higher margin CPM advertising campaigns. Gross profit represented 31.1% of revenue for the three months ended September 30, 2008 compared to 7.4% of revenue for the 2007 period.

We pay interCLICK’s website publishers on a CPM or a revenue share basis. The amount of display advertisements we deliver (e.g. impressions) reflects the level of publishing media we can acquire. Based on our ComScore rating as of September 30, 2008, we reach 64% of the domestic online population and are ranked as the eleventh largest ad network in the domestic online marketplace. We endeavor both to expand our publisher base and to increase the levels of acquired publishing media, particularly with tier one publishers.

Operating Expenses:

General and Administrative

General and administrative expenses consist primarily of executive and administrative compensation, facilities costs, insurance, depreciation, professional fees and investor relations services fees. General and administrative expenses for the three months ended September 30, 2008 increased to $1,513,224 from $939,848 in the 2007 period, an increase of 61.0%. The increase is primarily attributable to headcount expansion over the period. General and administrative expenses represented 26.3% of revenue for the three months ended September 30, 2008 compared to 80.3% of revenue for the 2007 period.

Included in general and administrative expenses are non-cash stock based compensation, which is comprised of expense from our stock option plans and amortization of warrants issued for consulting services. Non-cash stock based compensation for the three months ended September 30, 2008 increased to $439,768 from $43,311 in the same period in 2007, an increase of 915%. The increase is primarily attributable to the award of incentive stock option grants to current as well as new employees. Non-cash stock based compensation represented 7.6% of revenue for the three months ended September 30, 2008 compared to 3.7% of revenue for the 2007 period.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade shows. Sales and marketing expenses for the three months ended September 30, 2008 increased to $1,282,205 from $109,884 in the 2007 period, an increase of 1,067%. The increase is primarily attributable to our national sales-force expansion. Sales and marketing expenses represented 22.3% of revenue for the three months ended September 30, 2008 compared to 9.4% of revenue for the 2007 period.

We expect sales and marketing costs to increase as a result of our continued expansion of sales and marketing resources and the expected overall growth in our business.

Technology Support

Technology Support consists primarily of compensation of technology support and related consulting resources and third party ad server costs for interCLICK. Technology support and related consulting support resources have been directed primarily towards continued enhancement of our consumer behavioral-targeting and predictive scoring capabilities, integration and optimization of captured and acquired consumer data, and ongoing maintenance and improvement of our ad server optimization technology platform.  Technology support expenses for the three months ended September 30, 2008 increased to $256,370 from $0 in the 2007 period. The increase is primarily attributable to expenditures necessary to support our increased operating scale. Technology support expenses represented 4.5% of revenue for the three months ended September 30, 2008 compared to 0.0% of revenue for the 2007 period.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition. Amortization of intangible assets for the three months ended September 30, 2008 increased to $104,571 from $91,094 in the 2007 period, an increase of 14.8%. The increase is primarily attributable to three full months of amortization in the 2008 period versus one month of amortization in the 2007 period. Amortization of intangible assets represented 1.8% of revenue for the three months ended September 30, 2008 compared to 7.8% of revenue for the 2007 period.

Merger, Acquisition and Divestiture Costs

Merger, acquisition and divestiture costs consist primarily of audit and accounting services related to the acquisition and subsequent divestiture of Options Acquisition Sub, Inc. Merger, acquisition and divestiture costs for the three months ended September 30, 2008 decreased to $57,415 from $187,353 in the 2007 period, a decrease of 69.4%. The decrease is primarily attributable to management's decision to focus on the organic growth of its internet ad network operations. Merger, acquisition and divestiture costs represented 1.0% of revenue for the three months ended September 30, 2008 compared to 16.0% of revenue for the 2007 period.
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

We have not recognized a tax benefit for the three months ended September 30, 2008 due to our continued losses. For the three months ended September 30, 2007, we had recognized a tax benefit of $280,019.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Revenues

Revenues from continuing operationsfor the nine months ended September 30, 2008 increased to $13,992,303 from $1,169,991 in the 2007 period, an increase of 1,096%. The increase is primarily attributable to our national sales force expansion and the continued shift towards higher-priced cost per click (CPC) and cost per thousand (CPM) advertising campaigns.

During the nine months ended September 30, 2008, CPM revenues accounted for over 84% of interCLICK’s overall revenues as compared to less than 75% for the 2007 period.

Cost of Revenue and Gross Profit

Cost of revenue for the nine months ended September 30, 2008 increased to $10,084,467 from $1,083,613 in the 2007 period, an increase of 831%. The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of inventory from publishers. Cost of revenue is comprised of the amounts we paid to website publishers on interCLICK’s online advertising network. Cost of revenue represented 72.1% of revenue for the nine months ended September 30, 2008 compared to 92.6 % of revenue for the 2007 period. The decrease is primarily attributable to improvements in our technology platform resulting in a better match between acquired publisher inventory and advertising campaigns.

Gross profit for the nine months ended September 30, 2008 increased to $3,907,836 from $86,378 in the 2007 period, an increase of 4,424%. The increase is primarily attributable to the higher level of revenues combined with the positive revenue mix shift towards higher margin CPM advertising campaigns. Gross profit represented 27.9% of revenue for the nine months ended September 30, 2008 compared to 7.4% of revenue for the 2007 period.

We pay interCLICK’s website publishers on a CPM or a revenue share basis. The amount of display advertisements we deliver (e.g. impressions) reflects the level of publishing media we can acquire. Based on ComScore data as of September 30, 2008, we reach 64% of the domestic online population and are ranked as the eleventh largest ad network in the domestic online marketplace. We endeavor both to expand our publisher base and to increase the levels of acquired publishing media, particularly with tier one publishers.

Operating Expenses:

General and Administrative

General and administrative expenses for the nine months ended September 30, 2008 increased to $4,755,165 from $939,848 in the 2007 period, an increase of 406%. The increase is primarily attributable to headcount expansion over the period. General and administrative expenses represented 34.0% of revenue for the nine months ended September 30, 2008 compared to 80.3% of revenue for the 2007 period.

Included in general and administrative expenses are non-cash stock based compensation, which is comprised of expense from our stock option plans and amortization of warrants issued for consulting services. Non-cash stock based compensation for the nine months ended September 30, 2008 increased to $1,417,031 from $43,311 in the 2007 period, an increase of 3,172%. The increase is primarily attributable to the award of incentive stock option grants to current as well as new employees. Non-cash stock based compensation represented 24.6% of revenue for the nine months ended September 30, 2008 compared to 3.7% of revenue for the 2007 period.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2008 increased to $3,552,847 from $109,884 in the 2007 period, an increase of 3,133%. The increase is primarily attributable to our national sales-force expansion. Sales and marketing expenses represented 25.4% of revenue for the nine months ended September 30, 2008 compared to 9.4% of revenue for the 2007 period.

We expect sales and marketing costs to increase as a result of our continued expansion of sales and marketing resources and the expected overall growth in our business.

Technology Support

Technology support expenses for the nine months ended September 30, 2008 increased to $764,779 from $0 in the 2007 period. The increase is primarily attributable to expenditures necessary to support our increased operating scale. Technology support expenses represented 5.5% of revenue for the nine months ended September 30, 2008 compared to 0.0% of revenue for the 2007 period.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2008 increased to $313,938 from $91,094 in the 2007 period, an increase of 245%. The increase is primarily attributable to nine full months of amortization in the 2008 period versus one month of amortization in the 2007 period. Amortization of intangible assets represented 2.2% of revenue for the nine months ended September 30, 2008 compared to 7.8% of revenue for the 2007 period.

Merger, Acquisition and Divestiture Costs

Merger, acquisition and divestiture costs for the nine months ended September 30, 2008 increased to $569,477 from $187,353 in the 2007 period, an increase of 204%. The decrease is primarily attributable to management's decision to focus on the organic growth of its internet ad network operations. Merger, acquisition and divestiture costs represented 4.1% of revenue for the nine months ended September 30, 2008 compared to 16.0% of revenue for the 2007 period.

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

We have not recognized a tax benefit for the nine months ended September 30, 2008 due to our continued losses. For the nine months ended September 30, 2007, we had recognized a tax benefit of $280,019.

Liquidity and Capital Resources

At September 30, 2008, we had a cash and cash equivalent balance of approximately $0.6 million and a working capital deficit of approximately $1.5 million. Net cash used in operating activities during the nine months ended September 30, 2008 totaled approximately $3.5 million. This resulted primarily from a loss from operations of approximately $8.3 million and a $0.7 million outflow of cash from changes in operating assets and liabilities offset by $5.5 million in non-cash charges.

Net cash provided by investing activities for the nine months ended September 30, 2008 totaled approximately $0.7 million. This resulted primarily from proceeds from the sale of available-for-sale securities of approximately $1.0 million offset by purchases of property and equipment of approximately $0.3 million.

Net cash used in financing activities for the nine months ended September 30, 2008 was approximately $0.3 million. This resulted primarily from approximately $4.5 million in note payable principal payments offset by approximately $2.9 million in cash received from stock subscriptions and $1.3 million received from the issuance of notes payable.

On November 30, 2007, pursuant to a purchase agreement we sold senior secured promissory notes (the “Senior Notes”) in the original aggregate principal amount of $5,000,000. We received net proceeds in the amount of $4,500,000 net of $500,000 of an Original Issue Discount upon sale of the Senior Notes.

The Senior Notes were to mature on May 30, 2008 and bore interest at the rate of 8% per annum, payable quarterly in cash. We used the net proceeds from the sale of the Senior Notes first, to pay expenses and commissions related to the sale of the Senior Notes and second, for the general working capital needs and acquisitions of companies or businesses reasonably related to Internet marketing and advertising.

On May 5, 2008, $611,111 of the original $5,000,000 face value of the Senior Notes was settled by the issuance of 305,500 common shares and 152,750 five-year warrants exercisable at $2.50 per share having an aggregate value of $611,000, which was based on a private placement of similar securities occurring at the time of settlement. The net book value of the debt at the date of settlement was $588,404, resulting in a loss on settlement of $22,707, of which $20,121 was included in other income (expense) and $2,586 was included in loss from discontinued operations.

Amortization of the debt discount for the three and nine months ended September 30, 2008 totaled $120,819 and $1,239,061, of which $120,819 and $1,075,140 is included in interest expense and $0 and $163,921 is included in discontinued operations, respectively.

In addition, we incurred legal and other fees associated with the issuance of the Senior Notes. Such fees of $91,437 are included in deferred debt issue costs and were amortized to interest expense over the term of the debt. Amortization of the deferred costs for the three and nine months ended September 30, 2008 totaled $0 and $77,505, of which $0 and $66,134 is included in interest expense and $0 and $11,371 is included in discontinued operations, respectively.

On May 30, 2008, we paid a one-time cash fee in the amount of $50,000 to extend the maturity date on the Senior Notes from May 30, 2008 to June 13, 2008. Accordingly, $0 and $44,524 is included in interest expense and $0 and $5,476 is included in discontinued operations for the three and nine months ended September 30, 2008, respectively.

On June 17, 2008, we paid a one-time cash fee in the amount of $50,000 (the “Extension Amount”) to extend the maturity date on the Senior Notes from June 13, 2008 until June 20, 2008. The Extension Amount was credited against the outstanding principal balance (see Note 1 of the consolidated financial statements).

On June 23, 2008, we utilized proceeds from the Options Divestiture (see Note 1 of the consolidated financial statements) to pay down $2,750,000 of the balance on the Senior Notes, while at the same time we agreed to increase the principal thereunder by $134,684, leaving a balance of $1,773,573 owed under the Senior Notes. In connection with this pay down, the maturity date of the Senior Notes was extended to August 30, 2008 and the interest rate was increased from 8% to 12%. We also pledged our holdings in Options Media Group Holdings, Inc. (the “OPMG Stock”), in order to secure the remaining balance of the Senior Notes. The resulting debt discount of $134,684 was amortized to interest expense over the term of the Senior Notes. Amortization of the new debt discount for the three and nine months ended September 30, 2008 was $120,819 and $134,684, respectively, all of which is included in interest expense.

As of September 30, 2008, all principal and accrued interest on the Senior Notes had been repaid.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to a related party. The GRQ Notes bear interest at the rate of 6% per annum and mature December 31, 2008. We used the net proceeds from the sale of the GRQ Notes to repay the Senior Notes. We also pledged the OPMG Stock as collateral on the GRQ Notes.

Accrued interest related to the above described notes at September 30, 2008 and at December 31, 2007, was $1,068 and $33,333, respectively.

Item 4T. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 30, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened legal proceedings, government actions, administrative actions, investigations or claims against us, except as described below.
On May 16, 2008, Devon Cohen, our former Chief Operating Officer, commenced an employment arbitration action against us before the American Arbitration Association, claiming that he was terminated by us without cause that he is therefore owed $600,000 as severance compensation. On September 24, 2008, the litigation between us and Mr. Cohen was settled with no obligation for either party to the suit except to pay their own legal fees.

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

INTERCLICK, INC.

Date: November 6, 2008	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2008	By:	/s/ David Garrity
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