Form 10-K
period 2008-12-31
interCLICK, Inc.
filed 2009-03-31
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

interCLICK, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-141141	01-0692341
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

257 Park Avenue South
Suite 602
New York, NY 10010
 (Address of Principal Executive Office) (Zip Code)

(646) 722-6260
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this  chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The total market value held by non-affiliates of interCLICK is approximately $60,427,851 based on 20,142,617 shares at the closing price of $3.00 on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  37,845,167 shares were outstanding as of March 27, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.            ☐  Yes  ☐  No

DOCUMENTS INCORPORATED BY REFERENCE

INDEX

i

PART I

Item 1.	Business.

Company Overview.

interCLICK, Inc. (the “Company” or “interCLICK”) and its subsidiaries, Customer Acquisition Network, Inc. (“CAN”) and Desktop Acquisition Sub, Inc. (“Desktop”), provide Internet advertising solutions for Internet publishers and advertisers.

interCLICK offers advanced proprietary demographic, behavioral, contextual, geographic and retargeting technologies across a network of name brand publishers to ensure the right message is delivered to a precise audience in a brand friendly environment.

interCLICK differentiates its online ad network by offering a unique combination of advanced behavioral targeting with full site-by-site transparency, providing advertisers the ability to identify, track and target their desired audiences.

According to comScore reports, the Company has grown approximately twice as fast as any other U.S. online display advertising network in terms of audience reach over the last 18 months.  As of December 2008, the Company serves ads to 72% of all U.S. Internet users, reaching over 137 million unique users.

Over the course of 2008, the Company enjoyed gross margin expansion due to improved supply chain management. In addition, our advanced proprietary technology platform enabled advertiser campaign performance improvements, thus further driving profit performance gains.

Industry Overview

According to Jupiter Research, online advertisers’ use of behavioral targeting increased significantly in 2008 with nearly 25% allocating their ad budgets accordingly.  This percentage increased 3% from 2006 to 2007 and increased 8% from 2007 to 2008.  Based on ad network surveys, Jupiter Research indicates their clients’ best behavioral targeting campaigns have realized returns more than twice those of regularly optimized campaigns.  Furthermore, the Jupiter Research report estimates that almost twice as many marketers will use behavioral targeting in the next year.

Based on the Company's current experience, advertisers' focus on 'return on ad spend' is intensifying with the weakening economy. As such, the Company expects market share gains will accrue to those ad networks with the most advanced behavioral targeting capabilities.

In its 2009 Internet Investment Guide, J.P. Morgan stated that it believed that performance-based advertising will continue to gain market share and that the recessionary environment will only accelerate its growth.  Lower ad budgets and economic concerns have made advertisers place a higher value on clear ROIs.  According to eMarketer, “with the economy struggling and budgets being reduced, U.S. marketers are focusing on quantifiable tactics to get their messages across.”  In a February 2008 survey conducted by iMedia Connection, a marketing community website, 59% of U.S. marketers stated that they were dedicating their firms to measurable, ROI driven strategies.

Seasonality

Our business is subject to seasonal fluctuations.  The fourth quarter of the calendar year, during the holiday season, is our strongest. The third calendar quarter marks the start of the stronger half of the year. While we are a relatively new company, our experience to date and our management’s knowledge of the advertising industry indicates that the first calendar quarter is our slowest quarter. Because so many advertisers operate on a calendar year, advertising decisions tend to be put off until January when new budgets are implemented. This has a tendency to reduce revenues for the first quarter compared to other quarters. Notwithstanding the seasonality of the business, management anticipates that the first quarter of 2009 will have its highest gross margins to date.

Customers

In order to provide opportunities for advertisers, we buy display advertising banner inventory from publishers or companies that maintain websites and seek to monetize their websites through the sale of advertising. During 2008, we derived more than 10% of our revenues from one customer, which was not a 10% customer in 2007. In 2007, we had two customers who each accounted for more than 30% of our revenues; neither was a 10% customer in 2008. Our margins are based upon our ability to deliver advertising campaigns at an efficiency level sufficient to realize pricing in excess of the cost incurred securing inventory from the website publishers. We deliver advertising campaigns for a wide variety of advertisers and advertising agency partners with no concentration on any specific industry vertical.  As such, interCLICK’s existing advertiser base includes numerous industries including but not limited to — consumer packaged goods, retail, electronics, Internet, automotive, pharmaceuticals, wireless communications and the entertainment industry.

Sales and Marketing

We sell and market our product and services through our sales team of 14 experienced sales persons as of December 31, 2008 (which increased to 18 as of March 25, 2009).  We carefully select industry-veteran sales managers adept at articulating our technically-driven, value-oriented solutions. As part of our strategic plan, we opened sales offices in 2008 and early 2009 in Chicago, Los Angeles and San Francisco as complements to the sales team based in the Company’s New York head office.

Competition

We face intense competition in the Internet advertising market from other online advertising and direct marketing networks for a share of client advertising budgets. We expect that this competition will continue to intensify in the future as a result of industry consolidation, the maturation of the industry and low barriers to entry. Additionally, we compete for advertising budgets with traditional media including television, radio, and newspapers and magazines.  Furthermore, many of the advertising, media, and Internet companies possess greater resources and are more adequately capitalized than the Company.

Our ability to compete depends upon several factors, including the following:

•	the timing and market acceptance of our new solutions and enhancements to existing solutions developed by us;

•	continuing our relationships with top quality publishers;

•	our customer service and support efforts;

•	our sales and marketing efforts; and

•	our ability to remain price competitive.

Research and Development Expenses

We had no research and development expenses in 2007 or 2008.

Regulation

In February 2009, the Federal Trade Commission (“FTC”) issued informal guidance about companies like us that engage in behavioral targeting. The essence of the report is that self regulation to protect privacy rights must occur or the FTC will declare certain practices to be unfair trade practices. Our management viewed this FTC report as being favorable and believes its business model will not be adversely affected from self regulation.  Many states also have adopted what are commonly called “Little FTC Unfair Trade Practice Acts.”  State Acts include the power to seek injunctions, triple damages and attorneys’ fees.

Employees

At December 31, 2008, the Company had a total of 37 full-time employees (which as of March 25, 2009 increased to 47 employees of which 45 were full time employees). None of these employees are members of a union. Management believes that our relations with our employees are good.

Corporate History and Acquisitions

The Company was formed in Delaware on March 4, 2002 under the name Outside Entertainment, Inc.  On August 28, 2007, we completed a reverse merger (the “CAN Merger”) and acquired CAN, a Delaware corporation formed on June 14, 2007.  In connection with the merger, we changed our name to Customer Acquisition Network Holdings, Inc.  After the CAN Merger, the Company succeeded to the business of CAN as its sole line of business and CAN became a wholly-owned subsidiary of the Company. On August 28, 2007, the Company also acquired Desktop.  On June 25, 2008, the Company changed its name to interCLICK, Inc.

On January 4, 2008, the Company acquired Options Newsletter, Inc. (“Options Newsletter”), a privately-held Delaware corporation primarily engaged in the email service provider business.  The Company paid Options Newsletter’s shareholder a total of $2,600,000 (not including interest) but including $2,500,000 purchase price consideration and $100,000 employment agreement settlement consideration including $250,000 in 2009. The Company also issued the Options Newsletter shareholder 1,000,000 shares of common stock as purchase price and 300,000 options exercisable at $1.00 under the employment agreement. On June 23, 2008, the Company sold the Options Newsletter business to Options Media Group Holdings, Inc. (“Options Media”).  The Company received (i) 12,500,000 shares of Options Media stock, (ii) $3,000,000 in cash and (iii) a $1,000,000 senior secured promissory note.  We recognized a loss of $3,571,682 from the sale of Options Newsletter and a $1,235,940 loss from operations during the period we owned Options Newsletter; both of these losses are included in discontinued operations.  Subsequent to the sale of Options Newsletter from June 23, 2008 through September 18, 2008, we retained an ownership interest in Options Media greater than 20% and recognized a loss on equity investment of $653,231.  See Item 8. Financial Statements – Note 7. As of the date of this Report, the Company owns 7,500,000 shares of Options Media and the note has been repaid. See Item 13. Certain Relationships and Related Transactions, and Director Independence for a description of how this note was paid and our note payable to our Co-Chairman.

Intellectual Property

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  We enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of our software documentation and other proprietary information.

Item 1A.         Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We have the following offices:

Location	Approximate Size	Monthly Cost(1)	Expiration Date
Executive offices New York, NY	5,786 sq. ft.	$25,073	December 31, 2014
Former executive offices(2) New York, NY	2,500 sq. ft.	$8,798	June 30, 2012
Technology offices Boca Raton, FL	2,272 sq. ft.	$3,313	February 2014
Sales office(3)(4) Chicago, IL	3 workstations	$1,400	June 30, 2009
Sales office San Francisco, CA	3 workstations	$3,371	Month to Month Lease
Sales office(3)(4) Los Angeles, CA	2 workstations	$1,532	August 31, 2009

(1)	Our leases typically have annual escalations ranging from 2.5% to 3.0%. In addition, all leases typically have such pass throughs such as property taxes and electricity.
(2)	We are seeking to sublease this space.
(3)	These sales offices are located in executive suites.
(4)	Effective in 2009.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “ICLK”. The last reported sale price of our common stock as reported by the Bulletin Board on March 27, 2009 was $0.80. As of that date, there were 108 record holders. The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.

Year	Quarter Ended	Bid Prices
		High	Low

2008	March 31, 2008	$6.25	$3.56
	June 30, 2008	$3.80	$2.60
	September 30, 2008	$3.49	$1.12
	December 31, 2008	$1.92	$0.45

2007	December 31, 2007 (1)	$6.49	$5.10

(1) Our common stock began trading on October 31, 2007.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Equity Compensation Plan Information

The following chart reflects the number of options granted and the weighted average exercise price under our compensation plans as of December 31, 2008.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	5,075,954	$1.50	424,046
Total	5,075,954	$1.50	424,046

Our Board of Directors has adopted the 2007 Equity Incentive Plan (the “Equity Plan”) and the 2007 Incentive Stock and Award Plan (the “Incentive Plan) (collectively, the “Plans”).  The Equity Plan reserves 4,500,000 and the Incentive Plan provided for the grant of up to 1,000,000 stock options or shares of common stock to directors, officers, consultants, advisors or employees of the Company.  On February 6, 2009, the Company increased the total number of shares available for grant under the Incentive Plan to 1,225,000 shares.  As of March 25, 2009, there were 12,796 shares available for grant under the Incentive Plan and no shares available For grant under the Equity Plan.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission (“SEC”) since June 14, 2007 (Inception), we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. All securities in the table below are shares of common stock.

Name	Date Sold	No. of Securities	Reason for Issuance
Shareholder	October 12, 2007	66,667	Legal fees
Shareholder	January 4, 2008	1,000,000	Acquisition
Shareholder	May 28, 2008	60,000	In consideration for IR services

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this Report on Form 10-K.

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, income taxes, goodwill and other intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Company Overview

We operate the interCLICK Network, an online ad network that combines advanced behavioral targeting with site by site reporting, allowing advertisers to identify and track their desired audience. interCLICK offers advanced proprietary demographic, behavioral, contextual, geographic and retargeting technologies across a network of name brand publishers to ensure the right message is delivered to a precise audience in a brand friendly environment.

By combining site by site transparency and advanced behavioral targeting, interCLICK is taking the inefficiencies out of the buyer/seller dynamic by allowing advertisers to achieve a direct response metric, whether it is a click, lead or a sale. We believe that this fundamental difference allows online marketers to achieve a better return on investment while still being able to target the premium websites.

During 2008 and more recently, the following significant factors have affected our operations:

•	Our 2008 revenues grew to $22.5 million or 237% over 2007 revenues of $6.7 million. We began operations in June 2007 and completed the Desktop acquisition on August 31, 2007;
•	Our fourth quarter 2008 revenues of $8.5 million increased 47% from third quarter revenues of $5.8 million and 54% from fourth quarter 2007 revenues of $5.5 million;
•	Our fourth quarter 2008 gross profit of $3.2 million increased 79% from third quarter gross profit of $1.8 million and 155% from fourth quarter 2007 gross profit of $1.3 million;
•	Gross margins for 2008 were 31.7% compared to gross margins of 20.1% for 2007;
•	The improvement in our gross margins is illustrated by fourth quarter 2008 gross margins of 37.8%, compared to third quarter 2008 gross margins of 31.1% and fourth quarter 2007 gross margins of 22.8%;
•	To support our future growth, in 2008 and 2009 we opened sales offices in Chicago, Illinois, San Francisco, California and Los Angeles, California;
•	Our sales staff has grown from 7 people on January 1, 2008 to 18 people as of the date of this Report; and
•	In February 2009, we increased our line of credit to $4.5 million from $3.5 million.

Results of Operations

The following table presents our results of operations for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007. It should be noted that our results of operations and our liquidity and capital resources discussions focus primarily on the operations of interCLICK while referring to Options Newsletter as a discontinued operation.

	For the Year Ended December 31, 2008	For the period from June 14, 2007 (Inception) to December 31, 2007

Revenues	$22,452,333	$6,654,768
Cost of revenues	15,344,337	5,315,418
Gross profit	7,107,996	1,339,350

Total operating expenses	13,700,574	4,871,027

Operating loss from continuing operations	(6,592,578)	(3,531,677)

Total other income (expense)	(1,659,413)	(239,290)

Loss from continuing operations before income taxes	(8,251,991)	(3,770,967)

Income tax benefit	1,687,305	538,000

Equity in investee’s loss, net of income taxes	(653,231)	-

Net loss from discontinued operations, net of income taxes	(4,807,622)	-

Net loss	$(12,025,539)	$(3,232,967)

Loss per share from continuing operations – basis and diluted	$(0.19)	$(0.12)
Loss per share from discontinued operations – basis and diluted	$(0.13)	$-
Net loss per share – basic and diluted	$(0.32)	$(0.12)

Weighted average shares outstanding – basic and diluted	37,137,877	28,025,035

Year Ended December 31, 2008 Compared with The Period From June 14, 2007 (Inception) to December 31, 2007

Revenues

Unless otherwise indicated, the following discussion relates to our continuing operations and does not include the operations of Options Newsletter. We acquired that business in January 2008 and sold it in June 2008 resulting in a net loss on sale of $3,571,682. Revenues for the year ended December 31, 2008 increased to $22,452,333 from $6,654,768 for the period from June 14, 2007 (Inception) to December 31, 2007, an increase of 237%. The increase is primarily attributable to growth of the Company’s advertiser base through our expanded national sales force and through budget increases among existing advertisers.

Seasonally, the third quarter marks the start of the stronger half of the year in terms of demand for CPM advertising campaigns.  interCLICK is particularly sensitive to this seasonality effect given that the majority of its revenues are tied to CPM campaigns.  Despite the marked deterioration of the broader economy in the second half of 2008, the overall U.S. Internet audience based on comScore data expanded to 190.7mm average viewers in the fourth quarter of 2008, an increase of 0.8%, as compared to the third quarter of 2008, and an increase of 4.4%, as compared to the fourth quarter of 2007.  For the same periods indicated, the Company experienced growth of 7.5% and 35.8%, respectively, as its audience reach expanded rapidly based on signing more publishers and gaining access to more inventory.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by interCLICK, including our continued enhancement of our behavioral targeting system and our continued ability to acquire top tier publishing inventory, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

We expect that revenues from large branded advertisers will continue to grow as a percentage of our revenues in future quarters. During the year ended December 31, 2008, revenues from such advertisers accounted for more than 85% of revenues as compared to less than 75% for the period from June 14, 2007 (Inception) to December 31, 2007.

Cost of Revenues and Gross Profit

Cost of revenues for the year ended December 31, 2008 increased to $15,344,337 from $5,315,418 for the period from June 14, 2007 (Inception) to December 31, 2007, an increase of 189%. The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of inventory from publishers. Cost of revenues is comprised of the amounts we paid to website publishers on interCLICK’s online advertising network. Cost of revenues represented 68.3% of revenues for the year ended December 31, 2008 compared to 79.9 % of revenues for the period from June 14, 2007 (Inception) to December 31, 2007. The decrease is primarily attributable to improvements in the Company's supply chain management platform, resulting in a better match between acquired publisher inventory and advertising campaign demand.

Gross profit for the year ended December 31, 2008 increased to $7,107,996 from $1,339,350 for the period from June 14, 2007 (Inception) to December 31, 2007, an increase of 431%.  The increase is primarily attributable to a revenue mix shift towards higher margin CPM advertising campaigns, as well as improved supply chain management.  Gross profit represented 31.7% of revenues for the year ended December 31, 2008 compared to 20.1% of revenues for the period from June 14, 2007 (Inception) to December 31, 2007.

We pay interCLICK’s website publishers on either a fixed CPM volume commitment basis or on a revenue share basis. The amount of display advertisements we deliver (e.g. impressions) reflects the level of publishing inventory we can acquire. Based on our comScore ranking as of December 31, 2008, we reach 71.9% of the domestic online population and are ranked as the tenth largest ad network in the domestic online marketplace.  We endeavor both to expand our publisher base and to increase the levels of acquired publishing inventory, particularly from tier one publishers.

Operating Expenses:

General and Administrative

General and administrative expenses consist primarily of executive and administrative compensation, facilities costs, insurance, depreciation, professional fees and investor relations fees.  General and administrative expenses for the year ended December 31, 2008 increased to $6,269,070 from $2,442,705 for the period from June 14, 2007 (Inception) to December 31, 2007, an increase of 157%.  The increase is primarily attributable to headcount expansion over the period.  General and administrative expenses represented 27.9% of revenues for the year ended December 31, 2008 compared to 36.7% of revenues for the period from June 14, 2007 (Inception) to December 31, 2007.

Included in general and administrative expenses are non-cash stock based compensation, which is comprised of expense from our stock and stock option plans and amortization of warrants issued for consulting services.  Non-cash stock based compensation for the year ended December 31, 2008 increased to $1,941,191 from $954,167 for the period from June 14, 2007 (Inception) to December 31, 2007, an increase of 103%.   The increase is primarily attributable to the award of stock option grants to current as well as new employees.  Non-cash stock based compensation represented 8.5% of revenues for the year ended December 31, 2008 compared to 14.3% of revenues for the period from June 14, 2007 (Inception) to December 31, 2007. The remaining portion of stock-based expenses totaling $1,121,818 is allocated to discontinued operations which are discussed below.

Future non-cash compensation expense related to unvested options, restricted stock awards and warrants amounts to $4,360,526 as of December 31, 2008 of which $1,974,521 will be amortized in 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade shows. Sales and marketing expenses for the year ended December 31, 2008 increased to $4,884,973 from $1,073,884 for the period from June 14, 2007 (Inception) to December 31, 2007, an increase of 355%.   The increase is primarily attributable to the Company's national sales-force expansion.  Sales and marketing expenses represented 21.8% of revenues for the year ended December 31, 2008 compared to 16.1% of revenues for the period from June 14, 2007 (Inception) to December 31, 2007.

We expect sales and marketing costs to increase as a result of our continued expansion of sales and marketing resources and the expected overall growth in our business.

Technology Support

Technology support consists primarily of compensation of technology support and related consulting resources and third party ad server costs for interCLICK. Technology support and related consulting support resources have been directed primarily towards continued enhancement of our proprietary behavioral targeting platform, including integration of 3rd party data providers, upgrades to our optimization system, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the year ended December 31, 2008 increased to $1,061,182 from $748,968 for the period from June 14, 2007 (Inception) to December 31, 2007, an increase of 41.7%. The increase is primarily attributable to expenditures necessary to support the Company's increased operating scale. Technology support expenses represented 4.7% of revenues for the year ended December 31, 2008 compared to 11.3% of revenues for the period from June 14, 2007 (Inception) to December 31, 2007.

Merger, Acquisition and Divestiture Costs

Merger, acquisition and divestiture costs consist primarily of legal, audit and accounting services related to the acquisition and subsequent divestiture of Options Newsletter in addition to the earlier Desktop acquisition.  Merger, acquisition and divestiture costs for the year ended December 31, 2008 increased to $652,104 from $187,353 for the period from June 14, 2007 (Inception) to December 31, 2007, an increase of 248%.   The increase is primarily attributable to an acquisition in early 2008 and to management’s strategic decision later in 2008 to focus on the organic growth of its Internet ad network operations and resulting divestiture of Acquisition Sub.  Merger, acquisition and divestiture costs represented 2.9% of revenues for the year ended December 31, 2008 compared to 2.8% of revenues for the period from June 14, 2007 (Inception) to December 31, 2007.

Due to the possibility of future transactions, management expects the occurrence of such costs may continue.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition.  Amortization of intangible assets for the year ended December 31, 2008 increased to $418,508 from $302,062 for the period from June 14, 2007 (Inception) to December 31, 2007, an increase of 38.6%.  The increase is primarily attributable to the accelerated amortization applicable to the acquired customer relationships.  Amortization of intangible assets represented 1.9% of revenues for the year ended December 31, 2008 compared to 4.5% of revenues for the period from June 14, 2007 (Inception) to December 31, 2007.

Income taxes

As part of the allocation of the purchase price associated with Options Newsletter, (see Note 1 of the consolidated financial statements) a deferred tax liability of $264,000 was established as a result of differences between the book and tax basis of acquired intangible assets. With our divesture of the business of Options Newsletter in June 2008, the entire deferred tax liability was recognized as a deferred tax benefit in operations, which ultimately increased the loss on sale from discontinued operations and decreased the loss from discontinued operations.

We recognized a tax benefit of $1,687,305 from continuing operations for the year ended December 31, 2008, due to our continued losses. At December 31, 2008, the Company had an estimated $3,383,088 of net operating loss carry-forwards which will expire from 2027 to 2028.

Loss From Discontinued Operations, Net

This amount consists of a loss from discontinued operations of $1,235,940, net of an income tax benefit of $1,016,292 and the loss on the sale of discontinued operations of $3,571,682 net of an income tax provision of $2,439,597. The loss from discontinued operations also contains $1,121,818 of stock-based expense.

Liquidity and Capital Resources

Net cash used in operating activities during the year ended December 31, 2008 totaled approximately $3.0 million. This resulted primarily from a loss from continuing operations of approximately $7.2 million (net of the loss from discontinued operations of $4,807,622)and a $2.1 million outflow of cash from changes in operating assets and liabilities offset by $6.3 million in non-cash charges.

Net cash provided by investing activities for the year ended December 31, 2008 totaled approximately $0.7 million. This resulted primarily from proceeds from the sale of available-for-sale securities of approximately $1.1 million offset by purchases of property and equipment of approximately $0.4 million.

Net cash provided by financing activities for the year ended December 31, 2008 was approximately $1.3 million.  This resulted primarily from approximately $2.9 million in cash received from stock subscriptions, approximately $2.5 million received under a credit facility net of repayments and $1.3 million received from the issuance of notes payable offset by approximately $5.4 million in note payable principal payments.

In November 2007, we sold senior secured promissory notes (the “Longview Note”) in the original aggregate principal amount of $5,000,000. We received net proceeds in the amount of $4,500,000 net of $500,000 of an Original Issue Discount upon sale of the Longview Note.

The Longview Note was to mature on May 30, 2008 and bore interest at the rate of 8% per annum, payable quarterly in cash. We used the net proceeds from the sale of the Longview Note first, to pay expenses and commissions related to the sale of the Longview Note and second, for the general working capital needs and acquisitions of companies or businesses reasonably related to Internet marketing and advertising.

On May 5, 2008, $611,111 of the original $5,000,000 face value of debt was settled by the issuance of 305,500  shares of common stock and 152,750 five-year warrants exercisable at $2.50 per share having a value of $611,000, which was based on a private placement of similar securities of the Company occurring at the time of settlement.  The net book value of the debt at the date of settlement was $588,404, resulting in a loss on settlement of $22,707 (consisting of the unamortized debt discount at the date of settlement), of which $20,121 was included in other income (expense) and $2,586 was included in loss from discontinued operations.

In addition, the Company incurred legal and other fees associated with the issuance of the Longview Note. Such fees of $91,437 are included in deferred debt issue costs and were amortized to interest expense over the term of the debt. Amortization of the deferred costs for the year ended December 31, 2008 totaled $77,505, of which $66,134 is included in interest expense and $11,371 is included in discontinued operations.  Amortization of the deferred costs for the period from June 14, 2007 (Inception) to December 31, 2007 was $13,932, all of which is included in interest expense.

On May 30, 2008, the Company paid a one-time cash fee in the amount of $50,000 to extend the maturity date on the Longview Note from May 30, 2008 to June 13, 2008.  Accordingly, $44,524 is included in interest expense and $5,476 is included in discontinued operations for the year ended December 31, 2008.

On June 17, 2008, the Company paid a one-time cash fee in the amount of $50,000 (the “Extension Amount”) to extend the maturity date on the Longview Note from June 13, 2008 until June 20, 2008. The Extension Amount was credited against the outstanding principal balance in connection with the Options Newsletter sale.

On June 23, 2008, the Company utilized proceeds from the Options Newsletter sale in order to pay $2,750,000 of the balance on the Longview Note.  The remaining balance of the Longview Note as of June 23, 2008 (giving effect to the increase in principal of $134,684) was $1,773,573. Also, the maturity date of the Longview Note was extended to August 30, 2008 and the interest rate was increased from 8% to 12%.  The Company also pledged its Options Media stock to Longview in order to secure the remaining balance of the Longview Note.  The resulting debt discount of $134,684 was amortized to interest expense over the term of the note.  Amortization of the new debt discount for the year ended December 31, 2008 was $134,684, all of which is included in interest expense.

As of September 30, 2008, all principal and accrued interest on the Longview Note had been repaid.

On September 26, 2008, we borrowed $1,300,000 from one of our Co-Chairmen and issued senior secured promissory notes (the “GRQ Notes”).  The GRQ Notes bear interest at the rate of 6% per annum and were due December 31, 2008.  We used the net proceeds from the sale of the GRQ Notes to repay the Longview Note.  The Company pledged the Options Media stock as collateral on the GRQ Notes.  On November 26, 2008, the Company repaid $650,000 of the GRQ Notes.  On December 30, 2008, the Company and the noteholder entered into an agreement whereby the noteholder agreed to extend the maturity date of the remaining GRQ Note to June 30, 2009 (all other terms remained the same with the Company prepaying principal of $250,000).  The principal balance is now $400,000.

Accrued interest related to above notes at December 31, 2008 and 2007 was $16,948 and $33,333, respectively.

As of the date of this Report, we have $315,242 in available cash and cash equivalents. Depending upon our accounts receivables, we can borrow an additional $1,124,888 on our line of credit in addition to the current balance of $3,375,112. The line of credit expires on May 12, 2010.  The lender is privately-held and we do not have access to any information concerning its financial condition. See “Risk Factors” which follow in this Report.

Related Party Transactions

No related party transactions had a material impact on our operating results.  See Item 13 below and Note 14 to the consolidated financial statements.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements.

Critical Accounting Estimates

Our management makes estimates in connection with the consolidated financial statement see Item 7 below and Note 3 to the consolidated financial statement.

With the present economic recession, management is particularly attentive to the potential for lengthening account receivable collection cycles and the attendant possibility of an increase in bad debts. To this end, bad debt reserves were increased 183% over the course of 2008 to $425,000, or 5.6% of gross accounts receivable, from $150,000, or 4.2% of gross accounts receivable, at the end of 2007. Note that in 2008 bad debt expense totaled $414,737, or 1.8% of revenues, an increase of 257% from $116,055, or 1.7% of revenues in 2007.

Away from bad debt reserves and write-offs, management is sensitive to the carrying value of the 7,500,000 Options Media shares currently held on the balance sheet at $1,650,000 based on the transaction price of the sales closed in September 2008.  Note that the Options Media investment carrying value exceeds the Company’s tangible shareholders’ equity of $1,561,651.

Forward Looking Statements

The statements in this Report relating to the affect of self-regulation on our business, our ability to provide our marketers a high ROI, our expectations regarding increased revenues and customer base, our expectations regarding future acquisitions and our intention to expand our inventory are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the SEC.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to the Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

Because we may not have sufficient working capital (including the available balance from our line of credit) and cash flows for continued operations for at least the next 12 months, our auditors have issued a qualified opinion. Our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures.  We cannot assure you that we will unable to generate sufficient sales or raise adequate capital to meet our future working capital needs.

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company

Since we have a limited operating history it will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by start-up companies in an intensely competitive industry. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We expect that as our business continues to grow we will need additional working capital. We are currently relying on our accounts receivable factoring line of credit with a commercial lender which expires in May 2010. This lender recently expanded our line to $4,500,000, and we are seeking to increase the line of credit to support our expected growth. This lender is privately-held and we have no access to any information about its financial condition. Because of the severe impact that the recession has had on the financial service sector, we may be adversely affected in our ability to draw on our line of credit. The slowdown in the global economy, the freezing of the credit markets and severe decline in the stock market may adversely affect our ability to raise capital.  If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors would have a material and adverse effect on our future operating results and our financial condition.

Even if we secure additional working capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future equity capital investments will dilute existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Because of the severity of the global economic recession, our customers may delay in paying us or not pay us at all. This would have a material and adverse effect on our future operating results and financial condition.

One of the effects of the severe global economic recession is that businesses are tending to maintain their cash resources and delay in paying their creditors whenever possible. As a trade creditor, we lack leverage unlike secured lenders and providers of essential services. Should the economy further deteriorate, we may find that either advertisers, their representative agencies or both may delay in paying us. Additionally, we may find that advertisers will reduce Internet advertising which would reduce our future revenues. These events will result in a number of adverse effects upon us including increasing our borrowing costs, reducing our gross profit margins, reducing our ability to borrow under our line of credit, and reducing our ability to grow our business. These events would have a material and adverse effect upon us.

If we may make acquisitions, it could divert management’s attention, cause ownership dilution to our stockholders and be difficult to integrate.

We have grown in part because we completed the Desktop acquisition in August 2007, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. Acquisitions, like the acquisition of Options Newsletter may not be successful, which can have a number of adverse effects upon us including adverse financial effects and may seriously disrupt our management’s time. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business.

If we fail to manage our existing publishing inventory effectively our profit margins could decline and should we fail to acquire additional publishing inventory our growth could be impeded.

Our success depends in part on our ability to manage our existing publishing inventory effectively.  Our publishers are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, publishers can change the amount of inventory they make available to us at any time. If a publisher decides not to make publishing inventory from its websites available to us, we may not be able to replace this inventory with that from other publishers with comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests, thus resulting in potentially lost revenues.

We expect that our advertiser customers’ requirements will become more sophisticated as the Internet continues to mature as an advertising medium. If we fail to manage our existing publishing inventory effectively to meet our advertiser customers’ changing requirements, our revenues could decline. Our growth depends on our ability to expand our publishing inventory. To attract new customers, we must maintain a consistent supply of attractive publishing inventory. We intend to expand our inventory by selectively adding to our networks new publishers that offer attractive demographics, innovative and quality content and growing web user traffic. Our ability both to retain current as well as to attract new publishers to our network will depend on various factors, some of which are beyond our control. These factors include, but are not limited to: our ability to introduce new and innovative services, our efficiency in managing our existing publishing inventory and our pricing policies. We cannot assure you that the size of our publishing inventory will increase or remain constant in the future.

If the technology that we currently use to target the delivery of online advertisement and to prevent fraud on our networks is restricted or becomes subject to regulation, our expenses could increase and we could lose customers or advertising inventory.

Very recently, the FTC issued guidelines recommending that companies like interCLICK that engage in behavioral targeting engage in self-regulation in order to protect the privacy of consumers who use the Internet.  If notwithstanding this report, the FTC were in the future to issue regulations, it may adversely affect what we perceive to be a competitive advantage.  This could increase our costs and reduce our future revenues.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If our business continues to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

Our revenues and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and our own forecasts.  If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include the following:

• fluctuations in demand for our advertising solutions or changes in customer contracts;

• fluctuations in the amount of available advertising space on our network;

• the timing and amount of sales and marketing expenses incurred to attract new advertisers;

• fluctuations in sales of different types of advertising (i.e., the amount of advertising sold at higher rates rather than lower rates);

• fluctuations in the cost of online advertising;

• seasonal patterns in Internet advertisers’ spending;

• worsening economic conditions which cause advertisers to reduce Internet spending and consumers to reduce their purchases;

• changes in the regulatory environment, including regulation of advertising or the Internet, that may negatively impact our marketing practices;

• the timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

• the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and

• costs related to acquisitions of technologies or businesses.

Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter advertisers’ current or prospective spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations and financial condition.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Michael Mathews, Chief Executive Officer, Michael Katz, President, David Garrity, Chief Financial Officer and Andrew Katz, Chief Technology Officer, are important to the management of our business and operations and the development of our strategic direction. The loss of the services of Messrs. Mathews, Michael Katz, Garrity or Andrew Katz and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Our two largest shareholders can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other shareholders.

Our two largest shareholders and Co-Chairmen of the Board own a substantial number of shares of our common stock.  The interests of such persons may differ from the interests of other shareholders. As a result, in addition to their positions with us, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

•           elect or defeat the election of our directors;

•           amend or prevent amendment of our Certificate of Incorporation or bylaws;

•           effect or prevent a merger, sale of assets or other corporate transaction; and

•           control the outcome of any other matter submitted to the shareholders for vote.

Their power to control the designation of directors gives them the ability to exert influence over day-to-day operations.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

We may be subject to litigation for infringing the intellectual property rights of others.

Our success will depend, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

If we were to acquire or develop a related product or business model that a third party construes as infringing upon a patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that may be extremely expensive and/or unreasonable. Additionally, if a third party construes any of our current products or business models as infringing upon the above-referenced patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that could be extremely expensive and/or unreasonable.

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

We may be involved in lawsuits to protect our intellectual property rights, which could be expensive and time consuming.

We rely on trade secrets to protect our intellectual property rights. If a third party violates our rights, intellectual property litigation is very expensive and can divert our limited resources. We may not prevail in any litigation. An adverse determination of any litigation brought by us could materially and adversely affect our future results of operations.

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

We may be liable for content displayed on our networks of publishers which could increase our expenses.

We may be liable to third-parties for content in the advertising we deliver on our network if the content involved violates copyright, trademark or other intellectual property rights of third-parties or if the content if defamatory.  Any claims or counterclaims could be time-consuming, could result in costly litigation and could divert management’s attention which could adversely affect our business.

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

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages and malicious or accidental human acts. Any of the above factors could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data, render us unable to provide services to our customers, expose us to material risk of loss or litigation and liability.  If we fail to address these issues in a timely manner it may materially damage our reputation and business causing our revenues to decline.

Because our third-party servers are located in South Florida, in the event of a hurricane our operations could be adversely affected.

Because South Florida is in a hurricane-sensitive area, we are susceptible to the risk of damage to our servers.  This damage can interrupt our ability to provide services. If damage caused to our servers were to cause them to be inoperable for any amount of time, we would be forced to switch hosting facilities which could be more costly.  We are not insured against any losses or expenses that arise from a disruption or any short-term outages from to our business due to hurricanes or tropical storms.

We will rely on third-party co-location providers, and a failure of service by these providers could adversely affect our business and reputation.

We will rely upon third party co-location providers to host our main servers. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, short-term outages have occurred in the service maintained by co-location providers which could recur. We also may rely on third-party providers for components of our technology platform. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

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

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

•           The Digital Millennium Copyright Act and its related safe harbors, are intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

•           The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

•           There have been several bills introduced in the Congress in recent years relating to protecting privacy. As with any change in Presidential administration, especially to one more likely to protect privacy, new legislation in this area may be enacted.

•           Adopted and pending consumer protection and privacy legislation, including the Federal Trade Commission Online Behavioral Advertising Principles referred to in a prior risk factor.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. We may also be subject to costs and liabilities with respect to privacy issues.  Several Internet companies have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation will be adopted by federal and state governments with respect to user privacy.  Additionally, foreign governments may pass laws which could negatively impact our business or may prosecute us for our products and services based upon existing laws. The restrictions imposed by and cost of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

Risks Relating to the Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the Over-the-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:
•	Actual or anticipated variations in our quarterly results of operations;
•	Our failure to meet financial analysts’ performance expectations;
•	Our failure to achieve and maintain profitability;
•	Short selling activities;
•	The loss of major advertisers or publishers;
•	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
•	The departure of key personnel;

•	Regulatory developments;
•	Changes in market valuations of similar companies; or
•	The sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because almost all of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of the date of this Report, we had outstanding 37,845,167 shares of common stock of which our directors and executive officers own 17,702,550 which are subject to the limitations of Rule 144 under the Securities Act of 1933.  Most of the remaining outstanding shares are freely tradable.

In general, Rule 144 provides that any non-affiliate of the Company, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings.  After one year, a non-affiliate may sell without any restrictions.

An affiliate of the Company may sell after six months with the following restrictions:

(i)	we are current in our filings,
(ii)	certain manner of sale provisions,
(iii)	filing of Form 144, and
(iv)
volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or, the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale.

Because almost all of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-34.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (or the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

For the year ending December 31, 2009, in addition to our financial statement audit, our independent registered public accounting firm will audit our internal controls. We have interviewed consulting firms and expect to retain a consulting firm in 2009 to assist us in preparing for that audit.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following represents our current Board of Directors and Executive Officers.

Name	Age	Position
Michael Mathews	47	Chief Executive Officer and Director
David Garrity	48	Chief Financial Officer and Director
Michael Katz	30	President and Director
Andrew Katz	28	Chief Technology Officer
Michael Brauser	53	Co-Chairman of the Board
Barry Honig	37	Co-Chairman of the Board
Sanford Rich	51	Director

Michael Mathews has served as our Chief Executive Officer and a member of our board of directors since the CAN Merger on August 28, 2007. Mr. Mathews is one of the founders of CAN and has served as its Chief Executive Officer, President and a director since its inception in June 2007.  From May 15, 2008 until June 30, 2008, Mr. Mathews served as interim Chief Financial Officer until David Garrity was appointed.  From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company. Mr. Mathews graduated from San Francisco State University with a degree in Marketing and holds a Masters in Business Administration from Golden Gate University.

David Garrity, CFA has served as our Chief Financial Officer since June 30, 2008 and as a member of our board of directors since June 9, 2008.  Through GVA Research LLC, a company he controls, Mr. Garrity appears periodically as a stock market analyst on CNBC, Bloomberg TV and other cable networks. From 2006 to 2008, Mr. Garrity served as Managing Director and Director of Research for Dinosaur Securities, LLC. From 2005 through 2006, Mr. Garrity served as a Managing Director and Director of Research for Hapoalim Securities USA, Inc. From 2004 to 2005, Mr. Garrity served as a Managing Director, Market Strategist and Internet/IT Services Sector Analyst for Caris & Company. From 2002 to 2004, Mr. Garrity served as a Managing Director and IT Services Sector Analyst for American Technology Research, an independent research firm of which he was a founding partner.  Mr. Garrity graduated from the College of the Holy Cross and holds a Masters in Business Administration from Northwestern University’s Kellogg School of Management.  Since 1993, Mr. Garrity has been a Chartered Financial Analyst and member of the CFA Institute.  Our Board has determined that Mr. Garrity qualifies as an “Audit Committee Financial Expert,” as defined by the rules of the SEC.

Michael Katz has served as a director since August 31, 2007.  On that date, Mr. Katz was appointed President.  From 2003 until the Desktop Merger in August 2007, Mr. Katz was the founder, Chief Executive Officer, and President of Desktop.  Mr. Katz graduated from Syracuse University with a degree in Finance and Economics.

Andrew Katz has served as our Chief Technology Officer since the Company’s inception.  From February 2004 until July 1, 2008, Mr. Katz served as the Chief Executive Officer of mStyle, LLC.  Prior to mStyle, he served as the Senior Software Engineer for Jenzabar, Inc.  Mr. Katz is the brother of Michael Katz, the President of the Company.

Michael Brauser has served as Co-Chairman since August 28, 2007. Mr. Brauser served as Chairman of the Board of Directors of SendTec, Inc. from October 2005 through November 2006. Mr. Brauser has been the manager of Marlin Capital Partners, LLC, a private investment company, since 2003. From 1999 through 2002, he served as President and Chief Executive Officer of Naviant, Inc. (eDirect, Inc.), an Internet marketing company. He also was the founder of Seisant Inc. (eData.com, Inc.) and served as a member of its Board of Directors from 1999 through 2003.

Barry Honig has served as Co-Chairman since August 28, 2007.  Since January 2004, Mr. Honig has been the President of GRQ Consultants, Inc., an investor and consultant to early stage companies.

Sanford Rich has served as a director since August 28, 2007.  Since February 2009, Mr. Rich has been a Managing Director with Whitemarsh Capital LLC, a broker-dealer.  From May 2008 to February 2009, Mr. Rich was a Managing Director with Matrix USA LLC, a broker-dealer. From 1995 until May 2008, Mr. Rich was the Senior Vice President of Investments, a Portfolio Manager and a Specialist Manager of High Yield and Convertible Securities Portfolios for institutions at GEM Capital Management, Inc. Since April 2006, he has served as a director and Audit Committee Chairman for Health Benefits Direct Corporation.

Key Employee

Jason Lynn has served as our Vice President of Product Development since June 2008.  From July 2007 through July 2008, Mr. Lynn was the Director of Solutions Engineering at Right Media, LLC, a wholly-owned subsidiary of Yahoo! Inc.  From August 2006 through July 2007, Mr. Lynn was the Product Manager at TACODA Systems, Inc., a provider of behavioral targeting solutions to web publishers.  From June 2004 until July 2006, he was self-employed as an IT Systems Consultant.  He is 26 years old.

Committees of the Board of Directors

Audit Committee

Because our Board of Directors is only comprised on one independent director, Mr. Sanford Rich is the sole member of our Audit Committee.  Mr. Rich does not believe that we have a fully functioning Audit Committee.  The Company believes it is good corporate governance to have an Audit Committee and has adopted an Audit Committee Charter which is filed as an exhibit to this Report.  The Board of Directors intends to appoint independent directors in the future to serve on the Audit Committee.

The purpose of the Audit Committee is to review our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls. The Audit Committee represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, Mr. Rich consults with our independent registered public accountants and with personnel from our financial staff with respect to corporate accounting, reporting and internal control practices. The Audit Committee recommends to the Board the appointment of our independent registered public accounting firm.

Our Board has determined that Sanford Rich meets the independence standards for audit committee members under the SEC and Nasdaq Stock Market independence standards for audit committees.

Audit Committee Financial Expert

The Board has determined that Sanford Rich qualifies as an “Audit Committee Financial Expert,” as defined by the rules of the SEC.

We expect our Board of Directors, in the future, to appoint a nominating committee, compensation committee and any other appropriate committees, and to adopt charters relative to each such committee. Although not required, we intend to appoint such persons to committees in order to meet the corporate governance requirements imposed by the national securities exchanges. In order to meet this goal, we intend to add additional independent directors.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  A copy of the Code of Ethics is filed as an exhibit to this Report.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board of Directors, shareholders may communicate with the Board by writing to us interCLICK, Inc., 257 Park Avenue South, Suite 602, New York, NY, Attention: Mr. Michael Mathews, or by facsimile (646) 558-1225. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Item 11.          Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for 2008 and 2007 to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

2008 Summary Compensation Table

Name and				Option
Principal Position	Year	Salary	Bonus	Awards		Total
(a)	(b)	($)(c)	($)(d)	($)(f)		($)(j)
Michael Mathews	2008	$325,000	$70,000	$379,301	(1)	$774,301
Chief Executive Officer	2007	$116,071	$50,000	$122,545	(1)	$288,616
Michael Katz	2008	$250,000	$112,615	$50,162	(1)	$412,777
President	2007	$116,896	$0	$16,721	(1)	$133,617
Andrew Katz (2)	2008	$181,875	$0	$70,351	(1)	$252,226
Chief Technology Officer	2007	$84,583	$35,000	$4,618	(1)	$124,201

(1)           Represents the dollar amounts recognized in the Company’s year-end 2008 and 2007 financial statements for reporting purposes in accordance with SFAS 123(R).  Amounts shown cover awards granted in 2008 and 2007.  The amounts represent the compensation costs of awards that are paid in options to purchase shares of the Company’s common stock, the amounts do not reflect the actual amounts that may be realized by the Named Executive Officers.  A discussion of the assumptions used in calculating these values may be found in Note 11 to the consolidated audited financial statements.
(2)           Includes 200,000 options re-priced from $2.95 to $1.31 per share.

Executive Officer Employment Agreements

Michael Mathews Employment Agreement.  Effective on June 28, 2007, we entered into an employment agreement with Michael Mathews, to serve as our Chief Executive Officer.  In accordance with the employment agreement, Mr. Matthews was paid a base salary of $325,000 in his first year of employment, currently receives $340,000, and will receive $355,000 in his third year of employment, respectively and then an agreed upon salary for all future years of employment. In addition to a base salary, Mr. Mathews is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones tied to our revenues and earnings of which half would be paid in cash and the remaining in interCLICK stock.  If performance milestones are met, Mr. Mathews’ bonus will be 50% of his base salary for the year the milestone was met.  Additionally, we agreed to (i) pay his former employer $100,000, (ii) pay a $50,000 relocation fee and (iii) guarantee a $50,000 minimum bonus payment.  Mr. Mathews also received 1,400,000 shares of vested founders stock. Prior to the CAN merger, Mr. Mathews was granted 1,350,000 stock options vesting in quarterly increments over three years exercisable at $1.00 per share.  In the event that Mr. Mathews’s employment is terminated without cause or for Good Reason, he will receive 18 months base salary and his unvested options will immediately vest.  Additionally, upon a change of control of the Company all of Mr. Mathew’s stock options granted under his employment agreement immediately vest.

David Garrity Employment Agreement.  On June 30, 2008, we entered into a two-year employment agreement with David Garrity, to serve as our Chief Financial Officer.  Mr. Garrity receives a $200,000 base salary (increased to $235,000 effective February 1, 2009) and is eligible to receive a bonus based on pre-established performance milestones half payable in stock and half in cash.  If the performance milestone is met, it shall equal 50% of his base salary for that year.  Mr. Garrity received 405,000 five-year stock options vesting quarterly over three years exercisable at $3.01 per share.  On September 23, 2008, these options were repriced at $1.31 per share.  In the event that Mr. Garrity’s employment is terminated without cause or for Good Reason, he will be entitled to six months base salary.

Michael Katz Employment Agreement. On August 31, 2007, we entered into an employment agreement with Michael Katz, to serve as the President. Under the agreement, Mr. Katz was to receive an annual base salary of $250,000. Under his agreement, he also received a $75,000 signing bonus and a bonus based on pre-established performance milestones half payable in stock and half in cash.  If the performance milestone is met, it shall equal 30% of his base salary for that year.  In the event that the Board and Mr. Katz are unable to agree on a mutually acceptable performance milestone, Mr. Katz will receive a guaranteed annual bonus for such fiscal year of not less than 15 percent of his base salary. In his sole discretion, Mr. Katz may elect to receive such annual bonus in capital stock at the basis determined by our Board.  Additionally, Mr. Katz was granted 300,000 stock options vesting annually on each over a three year period exercisable at $1.00 per share.  Mr. Katz, or his estate, will receive 12 months base salary in the event his employment is terminated as a result of death, disability, for Good Reason or if the Company does not offer to renew the term of his employment by July 2, 2010.  In the event that Mr. Katz’s employment is terminated without cause, for Good Reason, or the Company does not renew his employment, any restricted stock or unvested stock options held by Mr. Katz immediately vest.

Andrew Katz Employment Agreement.  Effective March 3, 2008, we entered into an employment agreement with Mr. Andrew Katz, our Chief Technology Officer.  The current term of his agreement expires on March 3, 2010 but will be automatically renewed for additional one-year periods until either we or Mr. Katz gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term.  Mr. Katz was paid a base salary of $225,000 in his first year of employment, currently receives $247,500 and will continue to receive a 10% increase on each one-year anniversary of entering into the agreement.  Under his agreement, he is entitled to receive a bonus based on pre-established performance milestones half payable in stock and half in cash.  If the performance milestone is met, it shall equal 50% of his base salary for that year.  Additionally, Mr. Katz was granted 200,000 stock options exercisable at $2.95 per share vesting annually over four years beginning March 3, 2009.  On September 23, 2008, these options were repriced at $1.31 per share.  In the event that Mr. Katz’s employment is terminated without cause or for Good Reason, he will receive six months base salary and his unvested options will immediately vest. In March 2009, our Board approved the payment of  a $56,250 bonus and the issuances to him of 56,250 shares of restricted common stock vesting semi-annually over a four-year period.

Where applicable, Good Reason in the above agreements includes the diminution of the executives’ duties, any reduction in compensation without consent or the relocation of the Company’s principal office.  Additionally, Mr. Michael Katz’s employment agreement includes a change in control of the Company within the definition of Good Reason.

2008 Compensation Awards

In February 2009, our Board of Directors reviewed management compensation. Because it had not set any performance goals for 2008, it elected to make discretionary compensation awards. In February 2009, we granted Mr. Mathews 200,000 five-year options fully vested and exercisable at $0.76 per share. Mr. Garrity was granted 20,000 five-year options fully vested and exercisable at $0.76 per share. Mr. Michael Katz’s base salary was increased to $300,000. Additionally, we paid Mr. Andrew Katz a $56,250 cash bonus and in March 2009 we awarded him 56,250 shares of restricted common stock, which vest in equal increments semi-annually over a four-year period beginning June 30, 2009 as long as he remains employed by us on each applicable vesting date.

2007 Equity Incentive Plan and 2007 Incentive Stock and Award Plan

In August 2007, we established the Equity Plan under which we may issue up to 4,500,000 stock options and restricted stock to our directors, employees and consultants.  On November 13, 2007, we adopted the Incentive Plan covering an additional 1,000,000 shares upon the exercise of options and the granting of restricted stock.  Both the Equity Plan and the Incentive Plan are similar and are referred to below as the “Plans.”  As of February 6, 2009, we amended the Incentive Plan to include an additional 225,000 options and shares of restricted stock.  In January 2009, we amended the Plans to permit options to be transferable, except in limited circumstances including Incentive Stock Options (“ISOs”) as defined by the Internal Revenue Code.

Both plans are to be administered by a Committee of two or more independent directors, or in their absence by the Board. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board or the Committee, in their sole discretion. The total number of shares with respect to which options or stock awards may be granted under the Plans and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

Both Plans provide for the grant of ISOs or non-qualified options. For any ISOs granted, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options granted under the Plans shall expire no later than 10 years after the date of grant, except for ISOs granted to 10% shareholders which must expire not later than five years from grant.   The option price may be paid in United States dollars by check or other acceptable instrument including wire transfer or, at the discretion of the Board  or  Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

Our Board or the Committee may from time to time alter, amend, suspend, or discontinue the Plans with respect to any shares as to which awards of stock rights have not been granted. However no rights granted with respect to any awards under the Plans before the amendment or alteration shall not be impaired by any such amendment, except with the written consent of the grantee.

Under the terms of the Plans, our Board or the Committee may also grant awards which will be subject to vesting under certain conditions. In the absence of  a determination by the Board or Committee, options shall vest and be exercisable at the end of one, two and three years, except for ISOs, which are subject to a $100,000 per calendar year limit on  becoming first exercisable. The vesting may be time-based or based upon meeting performance standards, or both. Recipients of restricted stock awards will realize ordinary income at the time of vesting equal to the fair market value of the shares. We will realize a corresponding compensation deduction. Upon the exercise of stock options other than ISOs, the holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. For ISOs which meet certain requirements, the exercise is not taxable upon sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

The following chart reflects the number of stock options we awarded in fiscal 2007 to 2009 to our executive officers and directors.

Name	Number of Options	Exercise Price per Share	Expiration Date
Michael Mathews	1,450,000	$ 1.00	8/28/2012
Michael Mathews	250,000	$ 1.00	10/12/2012
Michael Mathews	200,000	$ 0.76	2/6/2014
David Garrity	100,000	$ 1.31	6/9/2013
David Garrity	405,000	$ 1.31	6/30/2013
David Garrity	20,000	$ 0.76	2/6/2014
Michael Katz	300,000	$ 1.00	8/31/2012
Andrew Katz	100,000	$ 1.00	9/21/2012
Andrew Katz	200,000	$ 1.31	6/16/2013
Michael Brauser	100,000	$ 1.00	8/28/2012
Barry Honig	100,000	$ 1.00	8/28/2012
Sanford Rich	100,000	$ 1.00	8/28/2012

Outstanding Equity Awards At 2008 Fiscal Year-End

Listed below is information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2008:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($)(e)	Option Expiration Date (f)
Michael Mathews (1)	604,167	845,833	1.00	08/28/12
Chief Executive Officer (1)	83,333	166,667	1.00	10/12/12

Michael Katz (2)	75,000	225,000	1.00	08/31/12
President

Andrew Katz (2)	25,000	75,000	1.00	09/21/12
Chief Technology Officer (1)	0	200,000	1.31	06/16/13

(1)	These options vest quarterly over a three year period.
(2)	These options vest annually over a four year period.

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board of Directors. Non-employee members of our Board of Directors were compensated with stock options for service as a director as follows:

Name (a)	Option Awards ($)	Total ($)

Michael Brauser (1)	$22,289	$22,289
David Garrity (1)(2)	$26,915	$26,915
Barry Honig (1)	$22,289	$22,289
Sanford Rich (1)	$22,289	$22,289

(1)           Represents 2007 grants of 100,000 options to each non-employee director, except for Mr. Garrity.  Mr. Garrity received 100,000 options in June 2008 when he became a director prior to becoming an employee.  All option grants to our directors vest annually over four years.
(2)           On September 23, 2008, these options were repriced from $2.998 to $1.31 per share.
(3)           The amounts reflect the accounting charge taken in 2008 for awards granted in 2008 and in prior years.  Accounting costs are determined, as required, under FAS No. 123(R), “Share-Based Payment.” For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 11 to the consolidated financial statements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of interCLICK’s common stock beneficially owned as of March 27, 2009 by (i) those persons known by interCLICK to be owners of more than 5% of interCLICK’s common stock, (ii) each director, (iii) all our Named Executive Officers and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent(1)

Directors and Executive Officers:
Common Stock	Michael Mathews 257 Park Avenue South Ste. 602 New York, NY 10010 (2)	2,520,833	6.5%
Common Stock	Michael Katz 257 Park Avenue South Ste. 602 New York, NY 10010 (3)	2,075,000	5.5%
Common Stock	Andrew Katz 257 Park Avenue South Ste. 602 New York, NY 10010 (4)	131,250	*
Common Stock	Michael Brauser 595 S. Federal Hwy. Ste. 600 Boca Raton, FL 33432 (5)	7,273,000	19.2%
Common Stock	David Garrity 257 Park Avenue South Ste. 602 New York, NY 10010 (6)	163,050	*
Common Stock	Barry Honig 595 S. Federal Hwy. Ste. 600 Boca Raton, FL 33432 (7)	7,031,500	18.6%
Common Stock	Sanford Rich 950 Third Avenue 22nd Floor New York, NY 10022 (8)	25,000	*
Common Stock	All directors and executive officers as a group (7 persons)	19,219,633	48.8%

*	Less than 1%
(1)
Applicable percentages are based on 37,845,167 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this Report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Includes 1,170,833 shares issuable upon exercise of options that are exercisable within 60 days of the date of this Report.
(3)	Includes 75,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this Report.
(4)
Includes 75,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this Report and 56,250 shares of restricted common stock which vest semi-annually over a four year period beginning June 30, 2009.

(5)
Includes 25,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this Report.  Also includes: (i) 4,485,500 shares held in a Partnership of which Mr. Brauser is the General Partner, (ii) 1,800,000 shares held jointly with his wife and (iii) 950,000 shares held by a trust whereby his wife is the trustee and beneficiary.

(6)	Includes 121,250 shares issuable upon exercise of options that are exercisable within 60 days of the date of this Report. Also includes shares held in Mr. Garrity's IRA account.
(7)	Includes 25,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this Report. Also includes shares held in a 401(K) plan whereby Mr. Honig is the trustee.
(8)	Includes 25,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this Report.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

During this year and from the period from June 14, 2007 (Inception) through December 31, 2007, we have engaged in certain transactions in which some of our directors, executive officers and 10% shareholders had a direct or indirect material interest, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years (not including employment agreements with our management). These transactions are described below.

In June 2007, Michael Brauser and Barry Honig each loaned the Company $125,000 and were issued 8% convertible notes exercisable at $0.50 per share.  Messrs. Brauser and Honig were required to convert the notes upon the Company entering into a $2,000,000 financing arrangement.  On August 28, 2007, the shareholders converted their notes and were issued 250,000 shares each.

In connection with the acquisition of Desktop on August 31, 2007, the Company was obligated to pay an additional $1,000,000 upon Desktop achieving certain revenue milestones.  On October 5, 2007 and September 20, 2008, Michael Katz was paid $643,000 and $357,000, respectively.

In connection with the sale of the Longview Note, Barry Honig issued 150,000 shares of his personally owned common stock of the company to the lenders which shares were valued at  $802,500 for nominal consideration resulting in an expense to the Company.

On September 26, 2008, Barry Honig and GRQ Consultants, Inc. 401(K) (an entity controlled by Mr. Honig) loaned interCLICK a total of $1,300,000 and we issued to each $650,000 6% promissory notes.  The notes were secured by a first priority security interest in shares held by us in OPMG.  On November 26, 2008, the Company repaid the note issued to Mr. Honig.  On December 31, 2008, we paid GRQ $250,000 in principal, and it extended the due date of its note from December 31, 2008 to June 30, 2009.  As of the date of this Report, the amount owed under the note is $400,000.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Salberg & Company, P.A., as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as the Company’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in 2008 were approved by the Audit Committee. The following table shows the fees for the year ended December 31, 2008 and for the period from inception, June 14, 2007 to December 31, 2007.

	2008	2007
Audit Fees (1)	$125,000	$82,000
Audit Related Fees (2)	$17,000	$130,000
Tax Fees	$0	$0
All Other Fees	$0	$0

(1)	Audit fees – these fees relate to the audits of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)
Audit related fees – The audit related fees for the period from June 14, 2007 (Inception) to December 31, 2007 and for the year ended December 31, 2008 were for professional services rendered for assistance with reviews of documents filed with the SEC primarily related to the 2007 recapitalization and for audits of acquired companies in 2007 and 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the Report.

(1)

Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007
Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007
Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007

(2) Financial Statements Schedules

(3) Exhibits

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this Report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains some nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

No.	Description	Incorporated By Reference

2.1	Agreement of Merger and Plan of Reorganization, by and among Customer Acquisition Network Holdings, Inc., Customer Acquisition Network, Inc. and CAN Acquisition Sub, Inc.	Form 8-K filed on September 4, 2007
2.2
Agreement and Plan of Merger, by and among Customer Acquisition Network Holdings, Inc., Customer Acquisition Network, Inc., Desktop Acquisition Sub, Inc., Desktop Interactive, Inc. and Michael Katz, Brandon Guttman and Stephen Guttman
Form 8-K filed on September 4, 2007
2.3	Certificate of Merger, merging Customer Acquisition Sub, Inc. with and into Customer Acquisition Network Inc.	Form 8-K filed on September 4, 2007
2.4	Certificate of Merger, merging Desktop Interactive, Inc. with and into Desktop Acquisition Sub, Inc.	Form 8-K filed on September 4, 2007
2.5
Agreement of Merger and Plan of Reorganization, by and among Options Media Group Holdings, Inc., Options Acquisition Corp., Options Acquisition Sub, Inc. and Customer Acquisition Network Holdings, Inc.
Form 8-K filed on June 27, 2008
2.6	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc.	Form 8-K filed on September 4, 2007
3.1	Amended and Restated Certificate of Incorporation	Form 8-K filed on August 30, 2007
3.2	Certificate of Amendment to Certificate of Incorporation	Form 8-K filed on July 1, 2008
3.3	Amended and Restated Bylaws	Form 8-K filed on August 30, 2007
4.1	2007 Equity Incentive Plan	Form 8-K filed on September 4, 2007
4.2	Form of 2007 Incentive Stock Option Agreement	Form 8-K filed on September 4, 2007
4.3	2007 Incentive Stock and Award Plan	Form 8-K filed on November 16, 2007
4.4	First Amendment to the 2007 Incentive Stock and Award Plan	Filed with this Report
4.5	Promissory Notes issued to Barry Honig and GRQ Consultants, Inc.	Form 8-K filed on October 1, 2008
10.1	Michael Mathews Employment Agreement	Form 8-K filed on September 4, 2007
10.2	Michael Katz Employment Agreement	Form 8-K filed on September 4, 2007
10.3	David Garrity Employment Agreement	Form 8-K filed on July 7, 2008
10.4	Andrew Katz Employment Agreement	Filed with this Report
10.5	Whalehaven Capital Fund Limited Subscription Agreement	Form 8-K filed on April 3, 2008
10.6	Chestnut Ridge Capital LLC Subscription Agreement	Form 8-K filed on April 3, 2008
10.7	Form of Subscription Agreement	Form 8-K filed on May 7, 2008
10.8	Amendment to Securities Purchase Agreement with Alpha Capital Anstalt	Form 8-K filed on May 7, 2008
10.9	Whalehaven Capital Fund Limited Subscription Agreement	Form 8-K filed on May 19, 2008
10.10	P.A.W. Long Term Partners, L.P. Subscription Agreement	Form 8-K filed on July 22, 2008

10.11	Securities Purchase Agreement with Longview Marquis Master Fund, L.P.	Form 8-K filed on November 20, 2007
10.12	Amendment to Securities Purchase Agreement with Longview Marquis Master Fund, L.P.	Form 8-K filed on June 2, 2008
10.13	Second Amendment to Securities Purchase Agreement Longview Marquis Master Fund, L.P.	Form 8-K filed on June 18, 2008
10.14	Letter Agreement with Longview Marquis Master Fund, L.P dated June 20, 2008	Form 8-K filed on June 27, 2008
10.15	Letter Agreement with Longview Marquis Master Fund, L.P dated August 29, 2008	Form 8-K filed on September 5, 2008
10.16	Placement Agent Agreement with Dinosaur Securities LLC	Form 8-K filed on June 13, 2008
10.17	Stephen B. Wechsler Subscription Agreement	Form 8-K filed on June 18, 2008
10.18	Stock Pledge Agreement with Barry Honig and GRQ Consultants, Inc.	Form 8-K filed on October 1, 2008
10.19	Letter Agreement with Barry Honig and GRQ Consultants, Inc.	Filed with this Report
10.20	Security Agreement with Silicon Valley Bank Loan	Form 8-K filed on October 15, 2008
10.21	Letter Agreement with Silicon Valley Bank	Form 8-K filed on December 3, 2008
10.22	Settlement and Release Agreement with Hagai Schecter	Filed with this Report
10.23	Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Filed with this Report
10.24	Amendment to the Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Filed with this Report
10.25	Letter Agreement with Crestmark Commercial Capital Lending LLC increasing Line of Credit	Filed with this Report
10.26	Second Amendment to the Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Filed with this Report
14.1	Code of Ethics	Form 10-K filed on April 15, 2008
21.1	List of Subsidiaries	Form 10-K filed on April 15, 2008
31.1	Certification of Principal Executive Officer (Section 302)	Furnished with this Report
31.2	Certification of Principal Financial Officer (Section 302)	Furnished with this Report
32.1	Certification of Principal Executive Officer (Section 906)	Filed with this Report
32.2	Certification of Principal Financial Officer (Section 906)	Filed with this Report
99.1	Audit Committee Charter	Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009
interCLICK, Inc.

By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Garrity	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 31, 2009
David Garrity

/s/ Michael Brauser	Co-Chairman	March 31, 2009
Michael Brauser

/s/ Barry Honig	Co-Chairman	March 31, 2009
Barry Honig

/s/ Michael Katz	Director	March 31, 2009
Michael Katz

/s/ Michael Mathews	Director	March 31, 2009
Michael Mathews

/s/ Sanford Rich	Director	March 31, 2009
Sanford Rich

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

Interclick, Inc. (Formerly Customer Acquisition Network Holdings, Inc.) Index to Consolidated Financial Statements

Page
Interclick, Inc. (Formerly Customer Acquisition Network Holdings, Inc.) Consolidated Financial Statements
Report of Salberg & Company, P.A., Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007	F-4
Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders' of:
interCLICK, Inc. (Formerly Customer Acquisition Network Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of interCLICK, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of interCLICK, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $12,025,539 and used cash in operating activities of $3,029,210 for the year ended December 31, 2008, and had a working capital deficiency and an accumulated deficit of $1,438,181 and $15,258,506, respectively, at December 31, 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 19, 2009

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$183,871	$3,675,483
Accounts receivable, net of allowance of $425,000 and $150,000, respectively	7,120,311	3,390,302
Due from factor	637,705	-
Prepaid expenses and other current assets	94,164	55,750
Total current assets	8,036,051	7,121,535

Property and equipment, net	596,913	512,031
Intangible assets, net	610,113	1,028,621
Goodwill	7,909,571	7,909,571
Investment in available-for-sale marketable securities	1,650,000	-
Deferred debt issue costs, net of accumulated amortization of $6,667 and $13,932, respectively	33,333	77,505
Deferred acquisition costs	-	129,333
Other assets	191,664	66,937

Total assets	$19,027,645	$16,845,533

Liabilities and Stockholders’ Equity

Current liabilities:
Liability on transferred accounts receivable	$3,188,425	$-
Senior secured notes payable - related party	400,000	-
Payable and promissory note settlement liability	248,780	-
Senior secured notes payable, net of debt discount of $0 and $1,127,084, respectively	-	3,872,916
Accounts payable	5,288,807	2,499,604
Accrued expenses	310,685	1,046,719
Accrued interest	16,948	36,173
Obligations under capital leases, current portion	10,615	9,290
Deferred revenue	9,972	-
Total current liabilities	9,474,232	7,464,702

Obligations under capital leases, net of current portion	9,495	19,317
Deferred rent	72,696	-
Total liabilities	9,556,423	7,484,019

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 37,845,167 and 34,979,667 issued and outstanding, respectively	37,846	34,980
Additional paid-in capital	24,889,586	12,737,982
Deferred consulting	-	(178,481)
Accumulated other comprehensive loss	(197,704)	-
Accumulated deficit	(15,258,506)	(3,232,967)
Total stockholders’ equity	9,471,222	9,361,514

Total liabilities and stockholders’ equity	$19,027,645	$16,845,533

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND FOR THE PERIOD FROM JUNE 14, 2007 (INCEPTION) TO
DECEMBER 31, 2007

		For the period
	For the	from June 14, 2007
	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007

Revenues	$22,452,333	$6,654,768
Cost of revenue	15,344,337	5,315,418
Gross profit	7,107,996	1,339,350

Operating expenses:
General and administrative (includes stock-based compensation of $1,941,191 and $954,167, respectively)	6,269,070	2,442,705
Sales and marketing	4,884,973	1,073,884
Technology support	1,061,182	748,968
Merger, acquisition, and divestiture costs	652,104	187,353
Amortization of intangible assets	418,508	302,062
Bad debt expense	414,737	116,055
Total operating expenses	13,700,574	4,871,027

Operating loss from continuing operations	(6,592,578)	(3,531,677)

Other income (expense):
Interest income	17,095	36,727
Loss on settlement of debt	(20,121)	-
Loss on sale of available-for-sale securities, net	(116,454)	-
Loss on disposal of fixed assets	(13,635)	-
Interest expense	(1,526,298)	(276,017)
Total other income (expense)	(1,659,413)	(239,290)

Loss from continuing operations before income taxes	(8,251,991)	(3,770,967)

Income tax benefit	1,687,305	538,000

Loss from continuing operations before equity investment	(6,564,686)	(3,232,967)

Equity in investee's loss, net of income taxes	(653,231)	-

Loss from continuing operations	(7,217,917)	(3,232,967)

Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $1,016,292 (includes stock-based compensation of $1,121,818)	(1,235,940)	-
Loss on sale of discontinued operations, net of income tax provision of $2,439,597	(3,571,682)	-
Loss from discontinued operations, net	(4,807,622)	-

Net loss	(12,025,539)	(3,232,967)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(197,704)	-
Total other comprehensive loss	(197,704)	-

Comprehensive loss	$(12,223,243)	$(3,232,967)

Loss per share from continuing operations - basic and diluted	$(0.19)	$(0.12)
Loss per share from discontinued operations - basic and diluted	$(0.13)	$-
Net loss per share - basic and diluted	$(0.32)	$(0.12)

Weighted average shares outstanding - basic and diluted	37,137,877	28,025,035

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND FOR THE PERIOD FROM JUNE 14, 2007 (INCEPTION) TO DECEMBER 31, 2007

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders'
	Stock	Amount	Capital	Consulting	Loss	Deficit	Equity
Balance, June 14, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-

Issuance of common stock to founders and officers	16,600,000	16,600	-	-	-	-	16,600

Recapitalization and split-off	6,575,000	6,575	(6,575)	-	-	-	-

Common stock and warrants issued for cash, net of offering costs of $139,453	7,138,000	7,138	6,991,409	-	-	-	6,998,547

Issuance of common stock in connection with Desktop Interactive, Inc. merger	3,500,000	3,500	3,496,500	-	-	-	3,500,000

Conversion of convertible notes to common stock	500,000	500	249,500	-	-	-	250,000

Warrants granted for professional services	-	-	861,722	(861,722)	-	-	-

Issuance of common stock in connection with settlement of certain liabilities	66,667	67	66,600	-	-	-	66,667

Exercise of warrants	600,000	600	5,400	-	-	-	6,000

Stock options expense	-	-	270,926	-	-	-	270,926

Issuance of common stock in connection with issuance of notes payable	-	-	802,500	-	-	-	802,500

Amortization of deferred consulting - warrants	-	-	-	683,241	-	-	683,241

Net loss, June 14, 2007 (Inception) to December 31, 2007	-	-	-	-	-	(3,232,967)	(3,232,967)

Balance, December 31, 2007	34,979,667	34,980	12,737,982	(178,481)	-	(3,232,967)	9,361,514

Issuance of Common Stock in connection with Options Media Group merger	1,000,000	1,000	5,716,273	-	-	-	5,717,273

Issuance of Warrant in connection with Options Media Group merger	-	-	29,169	-	-	-	29,169

Common stock and warrants issued for cash, net of offering costs of $87,500	1,425,000	1,425	2,911,075	-	-	-	2,912,500

Common stock and warrants issued per price protection clause	75,000	75	(75)	-	-	-	-

Common stock and warrants issued to settle debt	305,500	306	610,694	-	-	-	611,000

Common stock issued for services	60,000	60	188,940	-	-	-	189,000

Amortization of deferred consulting - warrants	-	-	-	178,481	-	-	178,481

Stock options expense	-	-	2,695,528	-	-	-	2,695,528

Unrealized loss on marketable securities	-	-	-	-	(197,704)	-	(197,704)

Net loss, 2008	-	-	-	-	-	(12,025,539)	(12,025,539)

Balance, December 31, 2008	37,845,167	$37,846	$24,889,586	$-	$(197,704)	$(15,258,506)	$9,471,222

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND FOR THE PERIOD FROM JUNE 14, 2007 (INCEPTION) TO DECEMBER 31, 2007

		For the period
	For the	from June 14, 2007
	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net loss	$(12,025,539)	$(3,232,967)
Add back loss from discontinued operations, net	4,807,622	-
Loss from continuing operations	(7,217,917)	(3,232,967)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	2,695,528	954,167
Amortization of debt discount	1,239,061	225,416
Equity method pick up from investment	653,231	-
Amortization of intangible assets	418,508	301,379
Provision for bad debts	414,737	116,055
Depreciation	245,489	44,896
Common stock issued for services	189,000	-
Amortization of deferred consulting	178,481	-
Loss on sales of investment in marketable securities	116,454	-
Write off of deferred acquisition costs	96,954	-
Amortization of debt issue costs	44,172	13,932
Loss on settlement of debt	20,121	-
Loss on disposal of property and equipment	13,635	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,144,746)	(1,785,866)
Increase in prepaid expenses and other current assets	(38,414)	(55,750)
Increase in other assets	(124,727)	(31,064)
Increase in accounts payable	2,843,814	955,235
(Decrease) increase in accrued expenses	(736,034)	219,163
(Decrease) increase in accrued interest	(19,225)	36,173
Increase in deferred revenue	9,972	-
Increase in deferred rent	72,696	-
Net cash used in operating activities	(3,029,210)	(2,239,231)

Cash flows from investing activities:
Purchases of property and equipment	(357,006)	(464,371)
Proceeds from sales of property and equipment	13,000	-
Acquisition of business, net of cash acquired	-	(5,120,540)
Proceeds from sales of investment in marketable securities	1,078,000	-
Deferred acquisition costs	(10,619)	(129,333)
Net cash provided by (used in) investing activities	723,375	(5,714,244)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,300,000	4,450,000
Principal payments on notes payable	(5,423,573)	-
Proceeds from common stock and warrants issued for cash	2,912,500	6,998,547
Proceeds from factor, net	2,550,720	-
Debt issue costs	-	(91,438)
Proceeds from convertible promissory notes	-	250,000
Proceeds from issuance of common stock to founders	-	16,600
Proceeds from exercise of warrants	-	6,000
Principal payments on capital leases	(8,497)	(751)
Net cash provided by financing activities	1,331,150	11,628,958

Cash flows from discontinued operations:
Cash flows from operating activities	(1,933,382)	-
Cash flows from investing activities-acquisition	(1,885,624)	-
Cash flows from investing activities-divestiture	1,302,079	-
Net cash used in discontinued operations	(2,516,927)	-

Net (decrease) increase in cash and cash equivalents	(3,491,612)	3,675,483

Cash and cash equivalents at beginning of period	3,675,483	-

Cash and cash equivalents at end of period	$183,871	$3,675,483

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND FOR THE PERIOD FROM JUNE 14, 2007 (INCEPTION) TO DECEMBER 31, 2007

		For the period
	For the	from June 14, 2007
	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007
Supplemental disclosure of cash flow information:
Interest paid	$261,796	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants in business combination	$5,746,442	$3,500,000
Issuance of common stock and warrants in debt settlement	$611,000	$-
Unrealized loss on available-for-sale securities	$197,704	$-
Issuance of common stock for deferred services rendered	$189,000	$-
Issuance of shares of investment in marketable securities to settle accounts payable	$54,611	$-
Issuance of common stock in connection with issuance of senior secured notes payable	$-	$802,500
Conversion of convertible notes	$-	$250,000
Common stock issued in settlement of accounts payable	$-	$66,667
Capital lease obligation and related equipment	$-	$29,358

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 1. Nature of Operations

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

Merger with Customer Acquisition Network Holdings, Inc.

On August 28, 2007, Holdings entered into the CAN Merger Agreement by and among Holdings, CAN and CAN Acquisition Sub. Upon closing of the CAN Merger, CAN Acquisition Sub merged with and into CAN, and CAN, as the surviving corporation, became a wholly-owned subsidiary of Holdings. Prior to the CAN Merger, Holdings’ name was changed to Customer Acquisition Network Holdings, Inc. and Holdings effected a 10.9583333333 -for-1 forward stock split of its common stock (the “Stock Split”). All share and per share data in the accompanying consolidated financial statements have been adjusted retroactively for the effect of the recapitalization and subsequent stock split.

At the closing of the CAN Merger, each share of CAN's common stock issued and outstanding, 24,238,000 immediately prior to the closing of the CAN Merger, was converted into the right to receive one share of Holdings’ common stock. In addition, pursuant to the CAN Merger Agreement and under the terms of an attendant Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, Holdings transferred all of its pre- CAN Merger assets and liabilities to its newly formed wholly owned subsidiary, Outsiders Entertainment Holdings, Inc. (“Splitco”). Subsequently, Holdings transferred all of its outstanding capital stock of Splitco to a major stockholder of Holdings in exchange for cancellation of all shares of Holdings’ common stock held by such shareholder (the “Split-off”). The remaining shares outstanding (6,575,000, excluding the Holdings shares issued to CAN’s shareholders as a result of the CAN Merger), represented the surviving “Public Float” shares.

Recapitalization

Prior to the closing of the CAN Merger, Holdings had limited operations and net assets. At the same time, CAN had significantly more capital than Holdings and had commenced certain publishing/advertising operations. In addition, as discussed above, after the closing of the CAN Merger, Holdings consummated the Desktop Merger and effected the Split-off. As a result of these facts and the former shareholders of CAN obtaining voting and management control of the combined entity, the CAN Merger is considered and accounted for as a recapitalization of CAN, with CAN being considered as the acquirer and Holdings the acquiree for accounting purposes. Accordingly, the Company’s financial statements for periods prior to the CAN Merger become those of the accounting acquirer, retroactively restated for the equivalent number of shares received in the CAN Merger. Operations prior to the CAN Merger are those of CAN and earnings per share for the period prior to the CAN Merger are restated to reflect the equivalent number of shares outstanding.

On a recapitalized basis, as of December 31, 2007, upon the closing of the CAN Merger and reflecting the effects of the Split off, Desktop Acquisition and other issuances of shares, there were 34,979,667 total shares outstanding as of December 31, 2007 of which 6,575,000 shares represent the Public Float (See Note 11).

Merger with Desktop Interactive, Inc.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

The shares of Holdings’ stock issued in conjunction with the Desktop Merger were subject to a 12-month lockup beginning August 31, 2007. The 3,500,000 shares also contain registration rights whereby the Company shall register the shares on or before the 24-month anniversary of the closing date or August 31, 2009 (effectiveness deadline) and maintain effectiveness until all stock is sold under the registration statement or Rule 144. Upon a default of effectiveness or maintenance of effectiveness as further defined in the shareholder rights letter the Company shall pay liquidated damages of $0.79 per 1,000 shares held per day for the first 30 days and thereafter at a rate of $1.32 per 1,000 shares held per day for each subsequent 30 day period until such default is cured.

In addition to the initial merger consideration, Holdings was obligated to pay an additional $1 million (the “Earn Out”) because Desktop achieved certain revenue and gross margins, as defined, in the 90 day period subsequent to closing the Desktop Merger. In addition, if Desktop achieved other certain revenues, as defined, the Earn Out was subject to acceleration.

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

Prior to its acquisition, the Company’s strategic evaluation of Desktop centered on Desktop’s publisher relationships and its achievable reach, otherwise referred to as scale. Reach is defined in terms of the percentage of the domestic online population that can be reached through advertisements served by Desktop. At December 31, 2007, as indicated by ComScore, the industry standard on which an ad network’s reach in terms of advertising impressions delivered is measured, Desktop ranked eleventh nationally with a 47% reach. This level of reach/scale is critical to Desktop’s ability to attract, retain and increase its advertising customer base and was the basis for recognizing $7,909,571, in goodwill as of December 31, 2007.

Intangible assets acquired include Customer Relationships valued at $540,000, Developed Technology valued at $790,000, and a domain name at $683, which is included in other assets in the above allocation.

Goodwill is expected not to be deductible for income tax purposes.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Unaudited pro forma results of operations data as if the Desktop Merger had occurred as of January 1, 2007 are as follows:

Holdings and Desktop
For the year ended
December 31, 2007
Pro forma revenues	$11,896,788
Pro forma (loss) income from operations	$(3,671,555)
Pro forma net loss	$(3,133,555)
Pro forma loss per share	$(.012)
Pro forma diluted loss per share	$(.012)

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

Merger with Options Media

On January 4, 2008, Holdings consummated an Agreement and Plan of Merger (the “Options Merger”), wherein Holdings formed, Options Acquisition Sub, Inc. (“Options Acquisition”), and Options Newsletter, Inc. (“Options Newsletter” or "Options") was merged with and into Options Acquisition, which was the surviving corporation and a wholly-owned subsidiary of Holdings.  On June 23, 2008, Options Acquisition was sold to Options Media Group Holdings, Inc.

Options Newsletter, a privately-held Delaware corporation, now known as Options Media, began selling advertising space within free electronic newsletters that Options Newsletter published and emailed to subscribers. Options Newsletter also generated leads for customers by emailing its customers’ advertisements to various email addresses from within the Options Newsletter database. Options Newsletter was also an email service provider (“ESP”) and offered customers an email delivery platform to create, send and track email campaigns. During the period from January 4, 2008 to June 23, 2008 (date of disposition), the majority of Options Acquisition’s revenue was derived from being an ESP, but Options Acquisition continued to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

The initial merger consideration with respect to the Options Merger (the “Options Merger Consideration”) included $1.5 million in cash of which $150,000 was held in escrow pending passage of deferred representation and warranty time period and 1.0 million shares of Holdings’ stock valued at $5.72 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The total initial purchase price was $7,395,362 and included cash of $1,500,000, 1,000,000 shares of common stock valued at $5,717,273, legal fees of $73,920, valuation service fees of $25,000, brokers’ fees of $50,000 and 10,000 warrants valued at $29,169 with an exercise price of $5.57 per share.

The shares of Holdings’ stock issued in conjunction with the Options Merger are subject to a 12-month lockup.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In addition to the initial merger consideration, Holdings was obligated to pay an additional $1 million (the “Earn- Out”) if certain gross revenues were achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008. For the quarters ended March 31, 2008 and June 30, 2008, the Company incurred $279,703 and $221,743, respectively, in Earn-Out.  On September 30, 2008, the Company entered into a settlement agreement with the seller whereby the Company agreed to pay the remaining $498,554 of Earn-Out (See Note 12 “Settlement with Former Owner of Options Newsletter”).  The $1,000,000 Earn-Out has increased the purchase price and been included as an adjustment to goodwill in the purchase price allocation below.

Holdings has accounted for the acquisition utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The results of operations of Options Acquisition were included in the consolidated results of operations of the Company beginning on January 1, 2008. The operations from January 1, 2008 to January 4, 2008 were not material. The net purchase price, including acquisition costs paid, and adjusted for the total Earn-Out to be paid as part of the September 30, 2008 settlement with the seller, was allocated to assets acquired and liabilities assumed as follows:

Current assets (including cash of $41,424)	$58,153
Property and equipment	112,289
Other assets (Software)	67,220
Goodwill (adjusted for Earn Out)	8,020,450
Other Intangibles	660,000
Liabilities assumed	(258,750)
Deferred tax liability	(264,000)
Net purchase price	$8,395,362

Intangible assets acquired include customer relationships valued at $610,000 and $50,000 for a covenant not to compete.

Goodwill is expected not to be deductible for income tax purposes.

Unaudited pro forma results of operations data as if the Desktop Merger and Options Merger had occurred as of January 1, 2007 are as follows:

	Holdings and Desktop	Options Media	Holdings
	For the year ended December 31, 2007	For the year ended December 31, 2007	For the year ended December 31, 2007
Pro forma revenues	$11,896,788	$1,819,060	$13,715,848
Pro forma (loss) income from operations	$(3,671,555)	$353,323	$(3,318,232)
Pro forma net loss	$(3,133,555)	$(36,677)	$(3,170,232)
Pro forma loss per share	$(0.12)	$(0.001)	$(0.013)
Pro forma diluted loss per share	$(0.12)	$(0.001)	$(0.013)

In connection with the purchase of Options, the Company executed a three-year employment agreement with the former owner of Options to pay him $250,000 per year plus 300,000 options which cliff vest 1/3 at the end of each of three years and are exercisable at $1.00 per share.  On September 30, 2008, the Company entered into a settlement agreement with the seller whereby all 300,000 stock options became fully vested immediately and exercisable as follows: 100,000 stock options shall be exercisable as of January 15, 2009 and 200,000 stock options shall be exercisable as of September 30, 2009 (See Note 12 “Settlement with Former Owner of Options Newsletter”).  Accordingly, the remaining unrecognized portion of the fair value of the stock options of $962,829 was recognized and included in loss from discontinued operations as of September 30, 2008.

Divestiture of Options Media

On June 23, 2008, Holdings, as the sole stockholder of Options Acquisition entered into an Agreement of Merger and Plan of Reorganization (the “Options Divestiture”) by and among, Options Media Group Holdings, Inc. (“OPMG”), Options Acquisition and Options Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of OPMG.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

At the closing of the Options Divestiture on June 23, 2008, the Company, as Options Acquisition’s sole stockholder, received (i) 12,500,000 shares of OPMG’s common stock (the “OPMG Stock”), (ii) $3,000,000 in cash and (iii) a $1,000,000 senior secured promissory note receivable from OPMG (the “Note”).  The OPMG Stock was valued at $3,750,000 using a price of $0.30 per share, which was based on a private placement for OPMG shares that was occurring at the same time of the Options Divestiture.  The Note bears interest of 10%, was due December 23, 2008, and was secured by a first priority security interest in OPMG and its active subsidiaries’ assets.  On July 18, 2008, OPMG satisfied in full its obligations under the $1,000,000 senior secured promissory note issued to the Company in connection with the Options Divestiture.  As a result, the Company received $1,006,164, which includes accrued interest.

The loss from the Options Divestiture is included in loss on sale of discontinued operations and is calculated as follows:

Consideration received for sale:
Cash consideration	$3,000,000
Note receivable	1,000,000
12.5 million shares of OPMG	3,750,000
Total consideration received	7,750,000

Less: net book value of subsidiary sold:
Original purchase price (including Earn Out payments due)	8,395,362
Asset contributed to Options Acquisition	350,000
Advances to Options Acquisition	402,190
Corporate allocation to Options Acquisition	661,156
Equity method pick up from 1/1/08 to 6/23/08	(935,173)
Interest expense on payable and promissory note settlement liability from 9/30/08 to 12/31/08	8,550
Net book value of subsidiary sold, June 23, 2008	8,882,085

Loss on sale of discontinued operations before income taxes	(1,132,085)

Income tax provision	(2,439,597)

Loss on sale of discontinued operations, net of income taxes	$(3,571,682)

Regarding the net book value of the subsidiary sold, the asset contributed to Options Acquisition in the above table consisted of an inventory of qualified data for use by the Company in email advertising purchased from a customer for $350,000 and contributed to Options.

As a result of the Options Divestiture and the cash proceeds received by the Company, the Company paid down $2,750,000 of the balance on that certain promissory note dated November 15, 2007 (the “Longview Note”), among the Company, CAN, Desktop (the “Subsidiaries”) and Longview Marquis Master Fund, L.P., (“Longview”). The remaining balance of the Longview Note as of June 23, 2008 (giving effect to the increase in principal described under the “Amendment Agreement” below) was $1,773,573. The Company also pledged the OPMG Stock to Longview, in order to secure the remaining balance of the Longview Note (See Note 8).

On September 30, 2008, the Company entered into a settlement agreement with the former owner of Options Media to settle all amounts due under the $1 million Earn-Out and the January 4, 2008 employment agreement whereby the Company agreed to pay $600,000 upon execution of the settlement agreement and $500,000, payable in two equal installments on October 30, 2008 and January 15, 2009.  The $1,100,000 in payments has been discounted to a net present value of $1,090,230 using a discount rate of 12%.  In addition, all stock options previously granted to the former owner of Options Media became fully vested immediately.  As a result of the settlement, the additional loss from discontinued operations was $1,053,059 and the additional loss on sale of discontinued operations was $507,104 for the year ended December 31, 2008.  As of December 31, 2008, the balance of the payable and promissory note settlement liability was $248,780.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 2. Going Concern

As reflected in the accompanying consolidated financial statements for the year ended December 31, 2008, the Company had a net loss of $12,025,539 and $3,029,210 of net cash used in operations. At December 31, 2008, the Company had a working capital deficiency of $1,438,181, which includes $400,000 of senior secured notes payable maturing June 30, 2009. Additionally at December 31, 2008, the Company had an accumulated deficit of $15,258,506. These matters and the Company’s expected needs for capital investments required to support operational growth and maturing debt raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

Since inception, the Company has financed its working capital and capital expenditure requirements primarily from the issuance of short term debt securities and sales of common stock as well as sales of online advertising services.  In addition, the Company is pursuing the refinancing of its maturing debt and/or extending the maturity of such debt beyond June 30, 2009.

On November 13, 2008, the Company entered into a revolving credit facility, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark Commercial Capital Lending, LLC (“Crestmark”) to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million, which would represent gross factored accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark credit facility has an interest rate equal to prime plus 1.0% (overall interest rate of 4.25% at December 31, 2008) and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares, which have been pledged to secure the GRQ Notes (See Note 8).  In addition, the Company pays 0.575% per 30 days on each invoice amount until the invoice is paid.  The Crestmark credit facility is for an initial term of six months and renews automatically unless terminated by either party not less than 30 days and not more than 90 days prior to the next anniversary date.  The balance due on the Crestmark credit facility at December 31, 2008 was $2,550,720, which is net of the 20% reserve of $637,705 that is presented as Due from factor, a current asset.  The unused amount under the line of credit available to the Company at December 31, 2008 was $949,280.  In February 2009, the Crestmark credit facility was increased to a maximum credit line of $4.5 million and in March 2009, the expiration date of the Crestmark credit facility was extended by one year to May 12, 2010 (See Note 15).

While we have heavily invested in the operations and proprietary technology platform of our online advertising network and will continue to invest in our online advertising network, we believe that based on our current cash and working capital position, our current and projected operations and our assessment of how potential equity and/or debt investors have viewed, and will continue to view us, and the expected growth in our business, we will be able to obtain the required capital and cash flows from operations to execute our business plan successfully and continue operations through December 31, 2009, however, there can be no assurances.

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

Note 3. Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the valuation of accounts receivable and allowance for doubtful accounts, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation on property and equipment, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of discounts on debt, valuation of capital stock, options and warrants granted for services or recorded as debt discounts, or other non-cash purposes including business combinations, the estimate of the valuation allowance on deferred tax assets and estimates of the tax effects of business combinations and sale of subsidiary, and estimates in equity investee’s losses.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Principals of Consolidation

The consolidated financial statements include the accounts of interCLICK, Inc. (formerly Customer Acquisition Network Holdings, Inc.) and its wholly-owned subsidiary and prior subsidiary through its sale date. All significant inter-company balances and transactions have been eliminated in the consolidation.  As a result of the Options Divestiture, the results of Options Acquisition are reported as “Discontinued Operations”.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2008.

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

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance.  The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluates other circumstances that indicate that the Company should abandon such efforts.

Advertising

The Company conducts advertising for the promotion of its products and services.  In accordance with SOP 93-7, advertising costs are charged to operations when incurred; such amounts aggregated $107,163 in 2008 and $9,470 in 2007.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table.  Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Category	Depreciation Term
Computer equipment	3 years
Software	3 years
Furniture and fixtures	3-5 years
Office equipment	3-5 years
Capitalized leases	5 years

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

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of December 31, 2008, the Company’s reporting units consisted of interCLICK and Desktop. The Company has elected to test for goodwill impairment annually.  We completed our annual goodwill impairment test as of December 31, 2008 and determined that no adjustment to the carrying value of goodwill was required.

Investment in Available-For-Sale Marketable Securities

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Cost of Revenue

Cost of revenue consists of publisher fees. The Company becomes obligated to make payments related to the above fees in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Fair Value

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payable.

In June 2006, the FASB issued SFASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  This statement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2008, the tax year 2007 remains open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years. We adopted the provisions of FIN 48 on our inception date of June 14, 2007. The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.

Effective June 14, 2007 (Inception), the Company adopted FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying consolidated financial statements.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Discontinued Operations

On June 23, 2008, the Company completed the sale of its Options Acquisition subsidiary pursuant to an Agreement of Merger and Plan of Reorganization.  The amounts associated with the sale of this subsidiary are reported as discontinued operations in the accompanying consolidated financial statements, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In addition, certain allocable corporate expenses pertaining to Options Acquisition are also included in discontinued operations.

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

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates.  If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date.  In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company does not believe that the adoption of SFAS No. 159 will have a material effect on the Company’s financial position or results of operations and cash flows.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage.  The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We have not yet determined the effect on our financial statements, if any, upon the adoption of SFAS 161, however, as of December 31, 2008, the Company was not involved in any derivative or hedging activities.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that has previously adopted an alternative accounting policy.  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“round-down” provisions).  Warrants with such provisions will no longer be recorded in equity.  EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied.  The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue.  The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument.  The Company is in the process of determining the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements, and does not expect adoption to have a material effect on its financial position, results of operations or cash flows.

Note 4. Accounts Receivable

Accounts receivable consisted of the following at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Accounts receivable	$7,545,311	$3,540,302
Less: Allowance for doubtful accounts	(425,000)	(150,000)
Accounts receivable, net	$7,120,311	$3,390,302

As of December 31, 2008 and 2007, we recorded an allowance for doubtful accounts of $425,000 and $150,000, which represents an allowance percentage of 5.6% and 4.2% of our gross accounts receivable balance of $7,545,311 and $3,540,302, respectively.

Bad debt expense was $414,737 and $116,055 for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007, respectively.  During 2007, a portion of the allowance for doubtful accounts was allocated to identifiable assets acquired related to the August 31, 2007 Desktop Acquisition.

See also Note 13 for concentrations of accounts receivable.

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2007:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

	December 31,	December 31,
	2008	2007
Computer equipment	$725,158	$449,953
Software	56,375	3,273
Furniture and fixtures	46,069	66,872
Capitalized leases	29,358	29,358
Office equipment	22,443	7,471
	879,403	556,927
Accumulated amortization	(282,490)	(44,896)
Property and equipment, net	$596,913	$512,031

Depreciation expense for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007 was $245,489 and $44,896, respectively.

Note 6. Intangible Assets

Intangible assets, which were all acquired from the Desktop business combination, consisted of the following at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Domain name	683	683
	1,330,683	1,330,683
Accumulated amortization	(720,570)	(302,062)
Intangible assets, net	$610,113	$1,028,621

Customer relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the customer relationships. Accordingly, this results in an accelerated amortization in which the majority of costs is amortized during the two-year period following the acquisition date of the intangible.  Accumulated amortization was $509,220 at December 31, 2008.

Developed technology is being amortized on a straight-line basis over five years.  Accumulated amortization was $210,667 at December 31, 2008.

The domain name was amortized over its estimated useful life of six months from its acquisition in September 2007 and is fully amortized at December 31, 2008.

The following is a schedule of estimated future amortization expense of intangible assets as of December 31, 2008:

Year Ending December 31,
2009	$188,780
2010	158,000
2010	158,000
2011	105,333
Total	$610,113

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Amortization expense for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007 was $418,508 and $305,482, respectively.

Note 7.  Investments

The following represents information about available-for sales securities held at December 31, 2008:

Securities in loss positions		Aggregate	Aggregate
less than 12 months	Cost	Unrealized losses	Fair Value
Options Media Group Holdings, Inc.	$1,847,704	$197,704	$1,650,000

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

The OPMG closing stock price on September 30, 2008 was $1.80 per share, however, due to the thinly traded nature of such shares coupled with the fact that the Company owns restricted shares, the Company used the most recent cash sales price of OPMG stock of $0.22 per share to value its remaining 7.7 million OPMG shares resulting in a basis of $1,694,000 as of September 30, 2008.  As a result of the valuation, the Company recorded in the third quarter of 2008 a $197,704 unrealized loss on available-for-sale equity securities in the stockholders’ section of the consolidated financial statements.  On December 2, 2008, the Company gave 200,000 OPMG shares having a basis of $44,000 to a consultant for services rendered valued at $44,000, resulting in no gain or loss.  The carrying value as of December 31, 2008 was $1,650,000, which is based on 7,500,000 shares held at $0.22 per share (the price at which the Company last sold some of its OPMG shares in a private transaction).  This investment is classified as available-for-sale equity securities in the accompanying consolidated financial statements at December 31, 2008.  The OPMG Stock has been pledged as security for the 6% Senior secured promissory notes payable – related party (See Note 8).

Because the OPMG shares held by the Company are not registered, and therefore restricted as to sale under federal securities laws, and the Company holds a large quantity of shares compared to the public float of OPMG, the Company has determined that liquidation within one year is not likely.  Accordingly, the OPMG investment is included as a non-current asset in the accompanying consolidated balance sheet.

Note 8. Senior Secured Notes Payable, Factor Agreement and Other Obligations

Senior Secured Notes Payable

Senior Secured Notes Payable consisted of the following at December 31, 2008 and 2007:

December 31,
2008
6% Senior secured promissory notes payable - related party (due June 30, 2009)	$400,000
Less: Current maturities	(400,000)
Amount due after one year	$-

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

	December 31, 2007
		Debt Discount
		Original			Accumulated	Notes Payable
		Issue	Lender	Common	Amortization of	net of
	Principal	Discount	Fee	Stock	Debt Discount	Debt Discount
8% Senior secured promissory notes payable (due May 30, 2008)	$5,000,000	$(500,000)	$(50,000)	$(802,500)	$225,416	$3,872,916
Less: Current maturities	(5,000,000)	500,000	50,000	802,500	(225,416)	(3,872,916)
Amount due after one year	$-	$-	$-	$-	$-	$-

On November 30, 2007, pursuant to a purchase agreement we sold senior secured promissory notes (the “Longview Notes”) in the original aggregate principal amount of $5,000,000. We received net proceeds in the amount of $4,500,000 net of $500,000 of an Original Issue Discount upon the sale of the Longview Notes.

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

In consideration for the loan, the lender purchased 150,000 shares of common stock at $0.01 per share from a third party stockholder of the Company. On such date, the closing trading price of the Company's common stock on the Over-The-Counter Bulletin Board was $5.35. The purchase of the common stock at a favorable price from such third party stockholder was a material inducement for the loan. Accordingly, under U.S. GAAP, of the $4.5 million received by the Company in connection with the sale of the senior notes to the lender, $802,500 has been allocated to the value of the common stock sold to the lender as if such common stock was contributed to the Company by the third party and then reissued by the Company in connection with the transactions.

The resulting aggregate debt discount of $1,352,500 (consisting of the original issue discount of $500,000, lender fees of $50,000 and the 150,000 shares of common stock valued at $802,500) was being amortized to interest expense over the original term of the debt through May 30, 2008.  Amortization of the debt discount for the year ended December 31, 2008 totaled $1,104,377, of which $940,456 is included in interest expense and $163,921 is included in discontinued operations.  Amortization of the debt discount for the period from June 14, 2007 (Inception) to December 31, 2007 was $225,416, all of which is included in interest expense.

On May 5, 2008, $611,111 of the $5,000,000 Longview Notes and was paid by the issuance of 305,500 shares of common stock and 152,750 five-year warrants exercisable at $2.50 per share having an aggregate value of $611,000, which was based on a private placement of similar securities of the Company occurring at the time of settlement.  The net book value of the debt at the date of settlement was $588,404, resulting in a loss on settlement of $22,707 (consisting of the unamortized debt discount at the date of settlement), of which $20,121 was included in other income (expense) and $2,586 was included in loss from discontinued operations.

In addition, the Company incurred legal and other fees associated with the issuance of the Longview Notes. Such fees of $91,437 are included in deferred debt issue costs and were amortized to interest expense over the term of the debt. Amortization of the deferred costs for the year ended December 31, 2008 totaled $77,505, of which $66,134 is included in interest expense and $11,371 is included in discontinued operations.  Amortization of the deferred costs for the period from June 14, 2007 (Inception) to December 31, 2007 was $13,932, all of which is included in interest expense.

On May 30, 2008, the Company paid a one-time cash fee in the amount of $50,000 to extend the maturity date on the Longview Notes from May 30, 2008 to June 13, 2008.  Accordingly, $44,524 is included in interest expense and $5,476 is included in discontinued operations for the year ended December 31, 2008.

On June 17, 2008, the Company paid a one-time cash fee in the amount of $50,000 (the “Extension Amount”) to extend the maturity date on the Longview Notes from June 13, 2008 until June 20, 2008. The Extension Amount was credited against the outstanding principal balance as a result of the Options Divestiture.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On June 23, 2008, the Company utilized proceeds from the Options Divestiture in order to pay $2,750,000 of the balance on the Longview Notes pursuant to an amendment agreement.  The remaining balance of the Longview Notes as of June 23, 2008 (giving effect to an increase in principal of $134,684 pursuant to an amendment agreement) was $1,773,573. Also, the maturity date of the Longview Notes was extended to August 30, 2008 and the interest rate was increased from 8% to 12%.  The Company also pledged its OPMG stock to Longview, in order to secure the remaining balance of the Longview Notes.  The resulting debt discount of $134,684 was amortized to interest expense over the term of the note.  Amortization of the new debt discount for the year ended December 31, 2008 was $134,684, all of which is included in interest expense.

As of September 30, 2008, all principal and accrued interest on the Longview Notes had been repaid.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to one of our Co-Chairmen.  The GRQ Notes bear interest at the rate of 6% per annum and initially matured December 31, 2008.  We used the net proceeds from the sale of the GRQ Notes to repay the Longview Notes.  The Company pledged the OPMG Stock as collateral on the GRQ Notes.  On November 26, 2008, the Company repaid $650,000 of the GRQ Notes.  On December 30, 2008, the Company and the noteholder entered into an agreement whereby the noteholder agreed to extend the maturity date of the note to June 30, 2009 (all other terms remained the same) provided the Company make a principal payment of $250,000 on the remaining note by December 31, 2008.  On December 30, 2008, the Company made said payment, thus reducing the principal balance to $400,000 and extending the maturity date to June 30, 2009.

Accrued interest related to above notes at December 31, 2008 and 2007 was $16,948 and $33,333, respectively.

Factor Agreement

The Company factors its trade accounts receivable, with recourse, pursuant to a revolving credit facility.  In October 2008, the Company entered into a revolving credit facility with Silicon Valley Bank (“Silicon”) to finance up to 80% of the Company’s accounts receivable up to a maximum credit line of $3 million.  The Silicon credit facility had an interest rate equal to prime plus 2.0% and was secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares, which have been pledged to secure the GRQ Notes.  Due to the recourse provision, the factoring arrangement is accounted for as a secured borrowing.  During 2008, the Company factored approximately $2.5 million of its accounts receivable with Silicon, of which approximately $2.0 million was received in advances.

On November 13, 2008, the Company entered into a revolving credit facility, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark Commercial Capital Lending, LLC (“Crestmark”) to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million, which would represent gross factored accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark credit facility replaced the Silicon credit facility.  The Crestmark credit facility has an interest rate equal to prime plus 1.0% (overall interest rate of 4.25% at December 31, 2008) and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares, which have been pledged to secure the GRQ Notes.  In addition, the Company pays 0.575% per 30 days on each invoice amount until the invoice is paid.  The Crestmark credit facility is for an initial term of six months and renews automatically unless terminated by either party not less than 30 days and not more than 90 days prior to the next anniversary date.  The balance due on the Crestmark credit facility at December 31, 2008 was $2,550,720, which is net of the 20% reserve of $637,705 that is presented as Due from factor, a current asset.  The unused amount under the line of credit available to the Company at December 31, 2008 was $949,280.  In February 2009, the Crestmark credit facility was increased to a maximum credit line of $4.5 million and in March 2009, the expiration date of the Crestmark credit facility was extended by one year to May 12, 2010 (See Note 15).

The following is a summary of accounts receivable factored as well as factor fees incurred for the year ended December 31, 2008:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

	Silicon	Crestmark	Totals
Total accounts receivable factored in 2008	$2,497,013	$4,643,160	$7,140,173
Factored accounts receivable transferred from Silicon	-	(1,906,686)	(1,906,686)
Accounts receivable factored in 2008	$2,497,013	$2,736,474	$5,233,487

Factoring fees incurred in 2008	$50,000	$45,296	$95,296

The factoring fees for Silicon include a $20,000 early termination fee.

Convertible Promissory Notes

In June 2007, the Company’s then two majority shareholders advanced $250,000 to the Company in the form of convertible notes at $125,000 each, bearing interest at 8% per annum mandatorily convertible at $.50 or 500,000 shares upon the Company entering into a financing arrangement of over $2,000,000. The Company determined that in accordance with SFAS 133, the embedded conversion options were not derivatives at the debt issuance date of June 28, 2007 or the balance sheet date of July 31, 2007, because the Company was not publicly traded prior to the August 28, 2007 merger and therefore, the underlying shares were not easily convertible to cash. In addition, there was no intrinsic beneficial conversion value of the conversion rights. On August 28, 2007, the shareholders converted the principal and interest of $250,000 into 500,000 shares (See Note 11.)

Furniture and Fixtures – Capital lease obligation

In December 2007, the Company purchased furniture and fixtures for $29,358 through a financing agreement, payable in 36 installments of $882.  Interest is calculated at 5.57% per annum.  Capital lease obligations consisted of the following at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Capital lease obligations	$20,110	$28,607
Less: Current maturities	(10,615)	(9,290)
Amount due after one year	$9,495	$19,317

Note 9. Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options and warrants to shares of common stock outstanding at December 31, 2008 and 2007 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts are identical for all periods presented.

At December 31, 2008, there were common stock options for 5,075,954 shares and common stock warrants for 1,402,050 shares, which if exercised, may dilute future earnings per share.

At December 31, 2007, there were common stock options for 4,331,000 shares and common stock warrants for 500,000 shares, which if exercised, may dilute future earnings per share.

Note 10. Income Taxes

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiaries. The amounts provided for income taxes are as follows:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

		For the period
	For the	from June 14, 2007
	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007
Current (benefit) provision: federal	$(1,310,732)	$-
Current (benefit) provision: state	(376,573)	18,000
Total current provision	(1,687,305)	18,000

Deferred (benefit) provision: federal	-	(486,500)
Deferred (benefit) provision: state	-	(69,500)
Total deferred provision	-	(556,000)

Total provision (benefit) for income taxes from continuing operations	$(1,687,305)	$(538,000)

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Current deferred taxes:
Accounts receivable	$170,000	$46,422
Amortization of warrants	107,088	35,696
Total current deferred tax assets	277,088	82,118
Long-term deferred taxes:
Depreciation	86,737	-
Organizational costs	67,739	-
Deferred compensation-stock options	1,186,581	108,370
Deferred rent	29,078	-
Acquired intangible assets-amortization	(268,046)	(435,358)
Investment in OPMG	160,918	-
Net operating loss carryforward	1,353,235	1,197,256
Total long-term deferred tax assets, net	2,616,242	870,268

Total deferred taxes	2,893,330	952,386
Less: valuation allowance	(2,893,330)	(952,386)
Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2008 and 2007 for the full amount of our deferred tax assets due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2008.  The valuation allowance as of December 31, 2008 was $2,893,331.  The net change in the valuation allowance during the year ended December 31, 2008 was an increase of $1,940,945.

At December 31, 2008, the Company had $3,383,088 of net operating loss carryforwards which will expire from 2027 to 2028.

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax rate of 34% as follows:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

		For the period
	For the	from June 14, 2007
	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007
Federal tax rate applied to earnings (loss) before income taxes	34.0%	34.0%
Permanent differences	1.0%	0.0%
State income taxes	6.0%	5.0%
Change in valuation allowance	-22.0%	-25.0%
Income tax expense (benefit)	19.0%	14.0%

As part of the allocation of purchase price associated with the Desktop Merger (see Note 1) deferred tax liabilities of $556,000 were established as a result of differences between the book and tax basis of acquired intangible assets. In addition, as of December 31, 2007 the company has a net deferred tax asset of $435,358 recognized as of result of $3,770,967 consolidated net loss before income taxes and other temporary difference presented above for the period from June 14, 2007 (inception) to December 31, 2007. The deferred tax asset is net of a $952,386 valuation allowance. The deferred tax asset is netted against the deferred tax liability for a net zero amount and accordingly neither is presented on the accompanying consolidated balance sheet.

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

Note 11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock of which none is issued and outstanding at December 31, 2008 and 2007.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of $0.001 par value common stock of which 37,845,167 and 34,979,667 shares were issued and outstanding at December 31, 2008 and 2007, respectively.

At inception, the Company issued 14,000,000 shares of common stock to two founders for a subscription receivable of $14,000 or $0.001 per share. The subscription payment was received in August 2007.

On June 28, 2007, the Company issued 2,600,000 shares of common stock to three officers pursuant to their employment agreements. A subscription receivable of $2,600 or $0.001 per share was recorded as of July 31, 2007. The subscription payment was received in August 2007.

During July and August 2007, the Company issued 7,138,000 shares of common stock for proceeds of $6,998,547, net of offering costs of $139,453.

On August 28, 2007, the Company is deemed to have issued 6,575,000 shares of common stock pursuant to a recapitalization (See Note 1).

On August 28, 2007, the Company issued 500,000 shares of common stock upon conversion of $250,000 mandatory redeemable convertible debt.

On August 31, 2007, the Company issued 3,500,000 shares of common stock in consideration for the purchase of Desktop (See Note 1).

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On October 12, 2007, the Company agreed to issue 66,667 shares of common stock in settlement of $100,000 outstanding legal fees. The shares were valued at $1.00 per share resulting in a gain of $33,333 which was credited to legal expenses and netted in general and administrative expenses in the accompanying statement of operations.

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

During the period from March 28, 2008 through April 1, 2008, the Company sold to various investors (i) 300,000 shares of its common stock and (ii) five-year warrants to purchase 150,000 shares of its common stock at an exercise price of $2.75 per share for gross proceeds of $750,000 ($2.50 per unit), of which $25,000 was paid in finder’s fees. Until the earlier of 24 months from the closing date or such date there is an effective registration statement on file with the SEC covering the resale of all of the shares and warrants, the shares and warrants are price protected and the Company is obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.50 per share.

During the period from April 30, 2008 through July 17, 2008, the Company sold to various investors (i) 1,125,000 shares of its common stock and (ii) five-year warrants to purchase 562,500 shares of its common stock at an exercise price of $2.50 per share for gross proceeds of $2,250,000 ($2.00 per unit), of which $62,500 and five-year warrants to purchase 11,800 shares of its common stock at an exercise price of $2.50 per share was paid in finder’s fees. Until the earlier of 24 months from the closing date or such date there is an effective registration statement on file with the SEC covering the resale of all of the shares and warrants, the shares and warrants are price protected and the Company is obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.00 per share.

On April 30, 2008, as a result of the issuance by the Company of common stock at a price below $2.50 per share and warrants at an exercise price below $2.75 per share, the Company issued an additional 75,000 shares of its common stock and five-year warrants to purchase 15,000 shares of its common stock at an exercise price of $2.50 per share, pursuant to price protection clauses contained within the subscription agreements.  In addition, the five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.75 per share were also repriced to $2.50 per share.  As the additional issuances of equity instruments stemmed from a capital transaction, there is no effect on the accompanying consolidated statement of operations.  Accordingly, the activity was recorded by an increase in common stock of $75 with a corresponding decrease in additional paid-in capital.

On May 5, 2008, the Company settled $611,111 of the original $5,000,000 Longview Notes payable by issuance of 305,500 shares of its common stock and five-year warrants to purchase 152,750 shares of its common stock at an exercise price of $2.50 per share having an aggregate value of $611,000, which was based on a private placement price of $2.00 per unit for similar securities occurring at the time of settlement.  Until the earlier of 18 months from the closing date or such date there is an effective registration statement on file with the SEC covering the resale of all of the shares and warrants, the shares and warrants are price protected and the Company is obligated to issue additional shares and/or warrants in the event the Company issues common stock at a price less than $2.50 per share. The net book value of the debt at the date of settlement was $588,404, resulting in a loss on settlement of $22,707, of which $20,121 was included in other income (expense) and $2,586 was included in loss from discontinued operations.

On May 28, 2008, the Company issued 60,000 shares of common stock having a fair value of $189,000 (based on a quoted trading price of $3.15 per share) to an investor relations firm in exchange for services to be rendered over a three-month period.  Accordingly, $189,000 has been expensed during the year ended December 31, 2008.

During the year ended December 31, 2008 and the period from June 14, 2007 (Inception) to December 31, 2007, the Company amortized $178,481 and $683,241, respectively, of deferred equity-based expense related to warrants.

Consulting Agreements and Warrants Granted

On August 29, 2007, Holdings assumed CAN’s obligations pursuant to a consulting agreement with a provider of investor and public relation services (the “Consulting Agreement”). Under the terms of the Consulting Agreement, the service provider was to provide described services under a 12-month term at fees of $7,000 monthly. In connection with the Holdings entering into the Consulting Agreement, Holdings issued, on September 5, 2007, 500,000 warrants for Holdings stock at an exercise price of $2.00 per share (the “Warrants”). The Warrants expire on September 5, 2012 and it and the underlying warrant shares are subject to an 18-month lock-up. In addition, as of the date Holdings entered into the Consulting Agreement, the Warrants issued under such Consulting Agreement were fully vested and non-forfeitable. Accordingly, in accordance with Emerging Issues Task Force 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” the fair market value of the Warrants was $267,772. The Company estimated fair value using the Black-Scholes option-pricing model, based on 80% volatility (based on comparable companies) five year expected life of the Warrant and a risk free rate for expected life of 4.16%. The $267,722 is being deferred and recognized pro rata over the term of the agreement. Accordingly, the Company recorded compensation expense of $178,481 and $89,241 for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007, respectively, in connection with the Warrants.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On October 12, 2007, the Company entered into an additional consulting agreement with a provider of investor and public relation services (the “Second Consulting Agreement”). Under the terms of the Second Consulting Agreement, the service provider is to provide described services under an 18-month term at fees of $12,000 monthly. In connection with the Company entering into the Second Consulting Agreement, the Company issued, on October 12, 2007, 600,000 additional warrants for Holdings common stock at an exercise price of $0.01 per share (the “Additional Warrants”). The Additional Warrants were to expire on October 31, 2007. In addition, as of the date Holdings entered into the Second Consulting Agreement, the Additional Warrants to be issued under such Second Consulting Agreement are fully vested and non-forfeitable. Accordingly, in accordance with Emerging Issues Task Force 00-18, “Accounting Recognition for Certain transactions Involving Equity Instruments Granted to Other Than Employees” the fair market value of the Additional Warrants, $594,000, was deferred and to be recognized pro rata over the agreement term.  The Company estimated the fair value using the Black Scholes option pricing model based on 80% volatility (based on comparable volatilities), expected term of 30 days and an interest rate of 4.25%.  On October 22, 2007, the consultant exercised the Additional Warrants and the Company received $6,000.  On December 11, 2007, in mutual agreement with the Company, the Second Consulting Agreement was terminated and the remaining portion of the $594,000 of unamortized deferred consulting costs was expensed and included in general and administrative expenses.

A summary of the Company’s stock warrant activity during the year ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance Outstanding, 12/31/07	500,000	$2.00
Granted	902,050	2.53
Exercised	-
Forfeited	-
Expired	-
Balance Outstanding, 12/31/08	1,402,050	$2.34	4.1	$-

Exercisable, 12/31/08	1,402,050	$2.34	4.1	$-

Stock Incentive Plan and Option Grants

Pursuant to the CAN Merger, Holdings’ Board of Directors approved the 2007 Stock Incentive Plan (the “Plan”) that provides for the grant of up to 4,500,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants.

Immediately following the CAN Merger, on August 28, 2007 ( the “Measurement Date”), Holdings granted to three officers, options to purchase shares of Holdings common stock pursuant to their respective employment agreements. In connection with such grants, Holdings’ Chief Executive Officer, Chief Operating Officer and Chief Financial Officer each received options to purchase 1,350,000, 500,000, and 285,000 shares of our common stock, respectively. The term of the options granted to Holdings’ senior executives under the Plan is five years expiring August 28, 2012. The per share exercise price of the options is $1.00. One-twelfth (1/12) of the options granted will vest and become exercisable each quarter that the executive remains employed with us after giving effect to the CAN Merger.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In addition to options granted to officers, on August 28, 2007 we granted 100,000 options to each of five directors, two of whom were also officers, pursuant to the Plan. The term of the options granted to Holdings’ senior executives under the Plan is five years expiring August 28, 2012. The per share exercise price of the options is $1.00. With respect to the two employee directors, one-twelfth (1/12) of the options granted will vest and become exercisable each quarter that the executive remains employed with us after giving effect to the CAN Merger. The options granted to the Company’s other directors vest 25% on each anniversary of the date of grant except in the event that a non-employee director is terminated for “Cause” in accordance with the Company’s by-laws, options continue to vest as set forth above and are exercisable at any time prior to the expiration date in the event that such director no longer serves on our board.

Immediately following the Desktop Merger on August 31, 2007, Holdings, pursuant to the Plan, granted the President of Desktop Interactive, options to purchase 300,000 shares of Holdings’ common stock at an exercise price of $1.00 per share. The term of these options is five years expiring August 31, 2012. One-quarter of the options granted becomes exercisable each year the President remains employed with Holdings, after giving effect to the Desktop Merger. The exercise price per share of each option is $1.00.

On September 21, 2007, Holdings granted 465,000 common stock options at an exercise price of $1.00 per share to certain employees of Desktop. Such options expire September 21, 2012 and vest one quarter per year over four years.

On October 12, 2007, Holdings granted 671,000 common stock options at an exercise price of $1.00 per share to certain employees of Holdings. Such options expire September 12, 2012 and 625,000 vest over three years and the remaining 46,000 options vest over four years.

On November 13, 2007, Holdings adopted the Customer Acquisition Network Holdings Inc., 2007 Incentive Stock and Award Plan (the “2007 Award Plan”), that provides for the grant of up to 1,000,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants and in order to provide a means whereby employees, officers, directors and consultants of Registrant and its affiliates and others performing services to Registrant may be given an opportunity to purchase shares of the common stock of Registrant (See Note 15).  The 2007 Award Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board of Directors of Registrant shall administer the Plan.

The material terms of each option granted pursuant to the 2007 Award Plan by Registrant shall contain the following terms: (i) that the purchase price of each share of common stock purchasable under an incentive option shall be determined by the Committee at the time of grant, but shall not be less than 100% of the Fair Market Value (as defined in the 2007 Award Plan) of such share of common stock on the date the option is granted, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable as to one-third of the total number of shares subject to the option on each of the first, second and third anniversaries of the date of grant.

During November and December 2007, we granted 260,000 stock options at exercise prices ranging from $1.00 to $6.00 pursuant to employment contracts. The options vest pro rata over four years and expire five years from the grant date.

On September 23, 2008, 1,462,500 of the stock options issued during 2008 were repriced resulting in an additional fair value of $380,250, which is being recognized over the remaining vesting periods.

During the year ended December 31, 2008, the Company granted 1,970,000 stock options, each exercisable at the fair value of the common stock on the respective grant dates ranging from $1.31 to $6.16 pursuant to employment contracts. The options vest pro rata over two to four years and expire five years from the grant date.

As of December 31, 2008, 124,046 shares were remaining under the 2007 Stock Incentive Plan and 300,000 shares were remaining under the 2007 Incentive Stock and Award Plan for future issuance.

The total fair value of stock options granted during the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007 was $3,757,581 and $3,939,062, respectively, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $2,695,528 and $270,926 for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007, respectively, in connection with these stock options.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007:

		For the period
	For the	from June 14, 2007
	Year Ended	(Inception) to
Assumptions	December 31, 2008	December 31, 2007
Expected life (years)	5	5
Expected volatility	52.77% - 80%	80%
Risk-free interest rate	2.66% - 4.78%	4.25% - 4.42%
Dividend yield	0.00%	0.00%

The expected volatility for 2007 is based on comparative companies and for 2008 is based earlier on comparable companies and later on historical volatility. The expected term is based on the contractual term. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant.  Dividend yield is based on historical trends.  While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a lower expected volatility was used, or if the expected dividend yield increased.

A summary of the Company’s stock option activity during the year ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance Outstanding, 12/31/07	4,331,000	$1.06
Granted	1,970,000	2.16
Exercised	-
Forfeited	(1,225,046)	1.01
Expired	-
Balance Outstanding, 12/31/08	5,075,954	$1.50	4.0	$-

Exercisable, 12/31/08	1,203,454	$1.08	3.7	$-

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 and the period from June 14, 2007 (Inception) to December 31, 2007 was $1.91 and $0.91, respectively.

As of December 31, 2008, there was $4,360,526 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

Note 12. Commitments and Contingencies

Capital Leases

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Year ending December 31,
2009	$11,537
2010	9,762
Total minimum lease payments	21,299
Less: Amount representing interest	(1,189)
Present value of net minimum lease payments	$20,110

Operating Leases

The Company leases office facilities and equipment under long-term operating lease agreements with various expiration dates and renewal options.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008:

Year ending December 31,
2009	$472,789
2010	487,971
2011	472,970
2012	421,379
2013	378,034
Later years	349,284
$2,582,427

Rent expense for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007 was $347,560 and $90,764, respectively.

The Company leased office space for its Fort Lauderdale, Florida location under a yearly renewable lease agreement bearing monthly rent of approximately $11,300 through June 2008.  In July 2008, this office was relocated to Boca Raton, Florida, where the Company entered into a five-year lease agreement bearing monthly rent of $3,313 with an annual 3.0% escalation.

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

In October 2008, the Company leased office space in San Francisco, CA under a month-to-month lease agreement bearing monthly rent of $3,371.  In December 2008, the Company leased office space in Chicago, Illinois under a 6-month lease agreement bearing monthly rent of $1,400 commencing January 1, 2009.

Severance Package

On April 25, 2008, Bruce Kreindel,  the Company’s former Chief Financial Officer (the “CFO”), Treasurer, and formerly a member of the board of directors of the Company, executed a separation and release agreement (the “Separation Agreement”) in which he resigned as CFO, Treasurer and as a member of the board of directors of the Company. Mr. Kreindel remained in the position of interim CFO until the appointment of Mr. Mathews as the Company’s interim CFO on May 15, 2008.  Pursuant to the terms of the Separation Agreement, Mr. Kreindel received, as severance (i) $50,000 (paid May 6, 2008), and (ii) $125,000 (all of which has been paid as of October 31, 2008) paid in accordance with the Company’s regular payroll practices. Pursuant to the terms of the employment agreement dated June 28, 2007 between Mr. Kreindel and the Company, Mr. Kreindel received equity in the Company known as “Founder’s Stock.” Pursuant to the terms of the Separation Agreement, Mr. Kreindel will retain his Founder’s Stock. Prior to entering into the Separation Agreement, 115,954 options had vested as of the date of the Separation Agreement. Pursuant to the Separation Agreement, Mr. Kreindel will not be entitled to any other options. Mr. Kreindel has the right to exercise any of the vested options for a period of 12 months after the separation date.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Guaranteed Bonus

In December 2007, the Company entered into an employment agreement whereby the Company was obligated to pay a guaranteed bonus of $500,000 during the first year of the employment agreement.  As of December 31, 2008, the Company has paid the entire $500,000 of the guaranteed bonus and no additional amounts are due.

Settlement with Former Owner of Options Newsletter

As part of the Options Merger, the Company became obligated to pay up to an additional $1 million (the “Earn-Out”) if certain gross revenues are achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008.  On September 30, 2008, the Company entered into a settlement agreement with the former owner of Options Media to settle all amounts due under the $1 million Earn-Out and the January 4, 2008 employment agreement whereby the Company agreed to pay $600,000 upon execution of the settlement agreement and $500,000, payable in two equal installments on October 30, 2008 and January 15, 2009.  The $1,100,000 in payments has been discounted to a net present value of $1,090,230 using a discount rate of 12%.  In addition, all stock options previously granted to the former owner of Options Media became fully vested immediately.  As a result of the settlement, the additional loss from discontinued operations was $1,053,059 and the additional loss on sale of discontinued operations was $507,104 for the year ended December 31, 2008.  As of December 31, 2008, the balance of the payable and promissory note settlement liability was $248,780.

Agreement with Falcon

On May 28, 2008, the Company entered into a six-month Consulting Services Agreement (the “Agreement”) whereby the Company is to receive investor and marketing relations in exchange for: (i) issuing 60,000 shares of its common stock within 10 days of the Agreement having a fair value of $189,000, (ii) issuing 60,000 shares of its common stock at August 28, 2008 having a fair value of $189,000, (iii) an initial cash fee of $30,000, and (iv) a monthly cash fee of $25,000.  On August 12, 2008, the consultant was terminated.  Accordingly, the 60,000 shares of common stock due to the consultant on August 28, 2008 were not issued.  No further consideration is due under the Agreement.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2008, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

On May 16, 2008, Devon Cohen, our former Chief Operating Officer, commenced an arbitration action against us before the American Arbitration Association, claiming that he was terminated by us without cause that he is therefore owed $600,000 as severance compensation. On September 24, 2008, the litigation between the Company and Mr. Cohen was settled with no obligation for either party to the suit except to pay their own legal fees.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 13. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency in two financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. As of December 31, 2008, there was $90,458 in excess of insurable limits.  As of December 31, 2007, there was approximately $1,136,000 and $2,806,000 in excess of insurable limits at two different locations.

Concentration of Revenues and Accounts Receivable

For the year ended December 31, 2008 and the period from June 14, 2007 (Inception) to December 31, 2007, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

		For the period
	For the	from June 14, 2007
	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007
Customer 1	10.2%	0.0%
Customer 2	0.0%	34.3%
Customer 3	0.0%	32.9%
Totals	10.2%	67.2%

At December 31, 2008 and 2007, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	December 31,	December 31,
	2008	2007
Customer 1	20.8%	0.0%
Customer 2	0.0%	39.8%
Customer 3	0.0%	25.4%
Customer 4	0.0%	11.0%
Totals	20.8%	76.2%

Note 14. Related Party Transactions

In 2007, the Company’s two then majority shareholders advanced $250,000 to the Company in the form of convertible notes at $125,000 each, bearing interest at 8% per annum, mandatorily convertible at $.50 or 500,000 shares upon the Company entering into a financing arrangement of over $2,000,000. On August 28, 2007, the shareholders converted the principal of $250,000 into 500,000 shares (See Note 11.)

In connection with the acquisition of Desktop in 2007, Holdings was obligated to pay an additional $1 million (the “Earn-Out”) if Desktop achieves certain revenue and gross margins, as defined, in the 90 day period subsequent to closing the Desktop Merger. In addition, if Desktop achieves other certain revenues, as defined, the Earn-Out was subject to acceleration. Pursuant to the terms of the Desktop Merger, $643,000 of the Earn-Out was paid on October 5, 2007 and the remaining $357,000 of the Earn-Out was paid on September 30, 2008.

In connection with the sale of the Longview Notes in 2007, a related party issued 150,000 shares of common stock to the lender for a value of $802,500 (See Note 8).

Included in revenues for the year ended December 31, 2008 and for the period from June 14, 2007 (Inception) to December 31, 2007 is approximately $43,000 and $154,000, respectively, of revenue from a related party affiliate which is controlled by one of our executive officers and directors who was one of the former owners of Desktop Interactive, Inc., the Company we acquired on August 31, 2007.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to one of our Co-Chairman, of which $900,000 had been repaid as of December 31, 2008 (See Note 8).

Note 15. Subsequent Events

On February 3, 2009, the Company’s revolving credit facility with Crestmark Commercial Capital Lending, LLC (“Crestmark”) to finance up to 80% of the Company’s accounts receivable was increased to a maximum credit line of $4.5 million.

On March 3, 2009, the term of the Company’s revolving credit facility with Crestmark Commercial Capital Lending, LLC (“Crestmark”) to finance up to 80% of the Company’s accounts receivable was extended to May 12, 2010.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On February 6, 2009, the Company increased the number of shares of common stock eligible for grant under the 2007 Incentive Stock and Award Plan from 1,000,000 to 1,225,000 common shares.  In addition, the 2007 Equity Incentive Plan shall be deemed fully used with 4,500,000 shares reserved and any remaining shares available for grant, including the new 225,000 shares, shall be under the 2007 Incentive Stock and Award Plan.

On February 6, 2009, the Company granted 620,000 stock options at an exercise price of $0.76 having an aggregate fair value of $384,400 all of which expire five years from the grant date. Of the options granted, (i) 220,000 were issued to officers and vested immediately and (ii) 400,000 were issued to an employee and vest in equal increments over a four-year period each June 30 and December 31 commencing June 30, 2009, subject to continued employment by the Company.

On February 27, 2009, the Company granted 56,250 shares of restricted common stock having a fair value of $56,250 (based on a quoted trading price of $1.00 per share) to an officer.  The shares were issued under the 2007 Incentive Stock and Award Plan and vest in equal increments over a four-year period each June 30 and December 31 commencing June 30, 2009, subject to continued employment by the Company.