Form 10-Q
period 2009-03-31
interCLICK, Inc.
filed 2009-05-14
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  333-141141

interCLICK, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0692341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

257 Park Avenue South, Ste. 602, New York, NY	10010
(Address of principal executive offices)	(Zip Code)

(646) 722-6260
 (Registrant’s telephone number, including area code)

N/A
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
Yes ☒                      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, $0.001 par value per share	37,845,167 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Interclick, Inc. (Formerly Customer Acquisition Network Holdings, Inc.) Index to Condensed Consolidated Financial Statements

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$191,002	$183,871
Accounts receivable, net of allowance of $216,532 and $425,000, respectively	8,434,901	7,120,311
Due from factor	798,424	637,705
Prepaid expenses and other current assets	186,851	94,164
Total current assets	9,611,178	8,036,051

Property and equipment, net	543,790	596,913
Intangible assets, net	560,353	610,113
Goodwill	7,909,571	7,909,571
Investment in available-for-sale marketable securities	1,650,000	1,650,000
Deferred debt issue costs, net of accumulated amortization of
$21,111 and $6,667, respectively	18,889	33,333
Other assets	191,664	191,664

Total assets	$20,485,445	$19,027,645

Liabilities and Stockholders’ Equity

Current liabilities:
Liability on transferred accounts receivable	$3,992,119	$3,188,425
Senior secured notes payable - related party	400,000	400,000
Payable and promissory note settlement liability	-	248,780
Accounts payable	5,123,171	5,288,807
Accrued expenses	599,915	310,685
Accrued interest	22,866	16,948
Obligations under capital leases, current portion	9,959	10,615
Deferred rent, current portion	2,605	-
Deferred revenue	95,098	9,972
Warrant derivative liability	492,781	-
Total current liabilities	10,738,514	9,474,232

Obligations under capital leases, net of current portion	6,953	9,495
Deferred rent	79,033	72,696
Total liabilities	10,824,500	9,556,423

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized,
37,845,167 issued and outstanding	37,846	37,846
Additional paid-in capital	23,601,690	24,889,586
Accumulated other comprehensive loss	(197,704)	(197,704)
Accumulated deficit	(13,780,887)	(15,258,506)
Total stockholders’ equity	9,660,945	9,471,222

Total liabilities and stockholders’ equity	$20,485,445	$19,027,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Revenues	$8,423,291	$3,561,967
Cost of revenues	4,440,598	2,707,537
Gross profit	3,982,693	854,430

Operating expenses:
General and administrative (includes stock-based compensation of
$576,570 and $474,173, respectively)	1,480,232	1,729,096
Sales and marketing	2,042,306	824,746
Technology support	332,049	277,038
Merger, acquisition, and divestiture costs	65,379	237,160
Amortization of intangible assets	49,760	104,738
Bad debt expense	(207,767)	4,800
Total operating expenses	3,761,959	3,177,578

Operating income (loss) from continuing operations	220,734	(2,323,148)

Other income (expense):
Interest income	12	3,433
Interest expense	(113,592)	(698,616)
Change in fair value of warrant derivative liability	(72,767)	-
Total other income (expense)	(186,347)	(695,183)

Income (loss) from continuing operations before income taxes	34,387	(3,018,331)

Income tax (provision) benefit	-	-

Income (loss) from continuing operations	34,387	(3,018,331)

Discontinued operations:
Loss from discontinued operations, net of income taxes	-	(716,986)
Loss on sale of discontinued operations, net of income taxes	(1,220)	-
Loss from discontinued operations, net	(1,220)	(716,986)

Net income (loss)	$33,167	$(3,735,317)

Earnings (loss) per share from continuing operations - basic and diluted	$-	$(0.08)
Loss per share from discontinued operations - basic and diluted	$-	$(0.02)
Net earnings (loss) per share - basic and diluted	$-	$(0.10)

Weighted average number of common shares - basic	37,845,167	35,946,334
Weighted average number of common shares - diluted	37,939,262	35,946,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2008	37,845,167	$37,846	$24,889,586	$(197,704)	$(15,258,506)	$9,471,222
Cumulative effect of change in accounting principle	-	-	(1,864,466)	-	1,444,452	(420,014)
Stock - based compensation	-	-	576,570	-	-	576,570
Net income	-	-	-	-	33,167	33,167
Balance, March 31, 2009	37,845,167	$37,846	$23,601,690	$(197,704)	$(13,780,887)	$9,660,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$33,167	$(3,735,317)
Add back loss from discontinued operations, net	1,220	716,986
Income (loss) from continuing operations	34,387	(3,018,331)
Adjustments to reconcile net income (loss) from continuing
operations to net cash used in operating activities:
Stock-based compensation	576,570	408,766
Change in fair value of warrant derivative liability	72,767	-
Depreciation	72,386	53,461
Amortization of intangible assets	49,760	104,738
Amortization of debt issue costs	14,444	47,027
Amortization of debt discount	-	676,248
Write off of deferred acquisition costs	-	96,954
Amortization of deferred consulting	-	65,408
Provision for bad debts	(207,767)	4,800
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,106,823)	985,908
Increase in prepaid expenses and other current assets	(92,687)	(22,579)
Decrease in accounts payable	(165,636)	(65,477)
Increase (decrease) in accrued expenses	289,230	(188,441)
Increase in accrued interest	5,918	65,297
Increase in deferred revenue	85,126	-
Increase in deferred rent	8,942	-
Net cash used in operating activities	(363,383)	(786,221)

Cash flows from investing activities:
Purchases of property and equipment	(19,263)	(138,275)
Proceeds from sales of property and equipment	-	13,000
Deferred acquisition costs	-	(10,619)
Net cash used in investing activities	(19,263)	(135,894)

Cash flows from financing activities:
Proceeds from common stock and warrants issued for cash	-	475,000
Proceeds from factor, net	642,975	-
Principal payments on capital leases	(3,198)	(1,526)
Net cash provided by financing activities	639,777	473,474

Cash flows from discontinued operations:
Cash flows from operating activities	-	(435,553)
Cash flows from investing activities-acquisition	-	(1,648,920)
Cash flows from investing activities-divestiture	(250,000)	-
Net cash used in discontinued operations	(250,000)	(2,084,473)

Net increase (decrease) in cash and cash equivalents	7,131	(2,533,114)

Cash and cash equivalents at beginning of period	183,871	3,675,483

Cash and cash equivalents at end of period	$191,002	$1,142,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Supplemental disclosure of cash flow information:
Interest paid	$76,412	$101,461
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants in business combination	$-	$5,746,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2009 and 2008 and our financial position as of March 31, 2009 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009.

Note 2. Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009, the Company had net income of $33,167 and $363,383 of net cash used in operations.  At March 31, 2009, the Company had a working capital deficiency of $1,127,336, which includes $400,000 of senior secured notes payable maturing June 30, 2009 and a warrant derivative liability of $492,781 resulting from the implementation of EITF 07-5 on January 1, 2009.  Additionally at March 31, 2009, the Company had an accumulated deficit of $13,780,887.  These matters and the Company’s expected needs for capital investments required to support operational growth and maturing debt raise substantial doubt about its ability to continue as a going concern.  The Company’s unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

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

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

On November 13, 2008, the Company entered into a revolving credit facility, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark Commercial Capital Lending, LLC (“Crestmark”) to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (increased to $4.5 million on February 3, 2009 and to $5.5 million on April 30, 2009), which would represent gross factored accounts receivable less a 20% reserve holdback by Crestmark (See Note 10).  The Crestmark credit facility has an interest rate equal to prime plus 1.0% (overall interest rate of 4.25% at March 31, 2009) and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares, which have been pledged to secure the GRQ Notes (See Note 4).  In addition, the Company pays 0.575% per 30 days on each invoice amount until the invoice is paid.  The Crestmark credit facility was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and renews automatically unless terminated by either party not less than 30 days and not more than 90 days prior to the next anniversary date.  The balance due on the Crestmark credit facility at March 31, 2009 was $3,193,695, which is net of the 20% reserve of $798,424 that is presented as Due from factor, a current asset.  The unused amount under the line of credit available to the Company at March 31, 2009 was $1,306,305.

While we have heavily invested in the operations and proprietary technology platform of our online advertising network and will continue to invest in our online advertising network, we believe that based on our current cash and working capital position, our current and projected operations and our assessment of how potential equity and/or debt investors have viewed, and will continue to view us, and the expected growth in our business, we will be able to obtain the required capital and cash flows from operations to execute our business plan successfully and continue operations through March 31, 2010, however, there can be no assurances.

Our business plan is based on our ability to generate future revenues from the sale of advertising as well as the obtaining of adequate capital to support our growth and operating activities.  However, we cannot assure investors that we will sustain operating profitability or generate sufficient cash flow and obtain the necessary capital to meet our planned capital expenditures, working capital and debt service requirements.

We believe that actions being taken by management as discussed above provide the opportunity to allow us to continue as a going concern.

Note 3. Significant Accounting Policies

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Significant estimates include the valuation of accounts receivable and allowance for doubtful accounts, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation on property and equipment, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of discounts on debt, valuation of derivatives, valuation of capital stock, options and warrants granted for services or recorded as debt discounts, or other non-cash purposes including business combinations, the estimate of the valuation allowance on deferred tax assets and estimates of the tax effects of business combinations and sale of subsidiary, and estimates in equity investee’s losses.

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
MARCH 31, 2009
(Unaudited)

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

Reclassifications

Certain amounts in the accompanying 2008 financial statements have been reclassified to conform to the 2009 presentation.

Discontinued Operations

On June 23, 2008, the Company completed the sale of its Options Acquisition subsidiary pursuant to an Agreement of Merger and Plan of Reorganization.  The amounts associated with the sale of this subsidiary are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In addition, certain allocable corporate expenses pertaining to Options Acquisition are also included in discontinued operations.

Accounting for Derivatives

The Company evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as Other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Cumulative Effect of Change in Accounting Principle

On January 1, 2009, the Company adopted EITF 07-5 and, as a result, determined that certain of its warrants previously issued contain round-down protection (price protection) and such instruments are not considered indexed to a company’s own stock because neither the occurrence of a sale of common stock by the Company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.  Accordingly, the warrants with price protection qualify as derivatives and need to be separately accounted for as a liability under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities”.  In accordance with EITF 07-5, the cumulative effect of the change in accounting principle has been applied retrospectively and has been recognized as an adjustment to the opening balance of equity.  The cumulative-effect adjustment amounts recognized in the statement of financial position as a result of the initial adoption of this policy were determined based on the amounts that would have been recognized if the policy had been applied from the issuance date of the instrument.  As a result of the accounting change, the accumulated deficit as of January 1, 2009 decreased from $15,258,506, as originally reported, to $13,814,054 and additional paid-in capital decreased from $24,889,586, as originally reported, to $23,025,120.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Recently Issued Accounting Standards

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that has previously adopted an alternative accounting policy.  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“round-down” provisions).  Warrants with such provisions will no longer be recorded in equity.  EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied.  The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue.  The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument.  The Company implemented this standard on January 1, 2009.

Note 4. Senior Secured Notes Payable, Factor Agreement and Other Obligations

Senior Secured Notes Payable

Senior Secured Notes Payable consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

6% Senior secured promissory notes
payable - related party (due June 30, 2009)	$400,000	$400,000
Less: Current maturities	(400,000)	(400,000)
Amount due after one year	$-	$-

Accrued interest related to above notes at March 31, 2009 and December 31, 2008 was $22,866 and 16,948, respectively.

Factor Agreement

On November 13, 2008, the Company entered into a revolving credit facility, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark Commercial Capital Lending, LLC (“Crestmark”) to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (increased to $4.5 million on February 3, 2009 and to $5.5 million on April 30, 2009), which would represent gross factored accounts receivable less a 20% reserve holdback by Crestmark (See Note 10).  The Crestmark credit facility has an interest rate equal to prime plus 1.0% (overall interest rate of 4.25% at March 31, 2009) and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares, which have been pledged to secure the GRQ Notes.  In addition, the Company pays 0.575% per 30 days on each invoice amount until the invoice is paid.  The Crestmark credit facility was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and renews automatically unless terminated by either party not less than 30 days and not more than 90 days prior to the next anniversary date.  The balance due on the Crestmark credit facility at March 31, 2009 was $3,193,695, which is net of the 20% reserve of $798,424 that is presented as Due from factor, a current asset.  The unused amount under the line of credit available to the Company at March 31, 2009 was $1,306,305.

The following is a summary of accounts receivable factored as well as factor fees incurred for the three months ended March 31, 2009:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

For the Three Months Ended March 31, 2009	Crestmark

Accounts receivable factored	$6,573,640

Factoring fees incurred	$93,819

Note 5. Earnings (Loss) per Share

The following table summarizes the weighted average shares outstanding:

Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include outstanding stock options, warrants and stock awards.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  The treasury stock effect of stock options and warrants outstanding during the three months ended March 31, 2008 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive.  As a result, the basic and diluted loss per share amounts for the three months ended March 31, 2008 are identical.

Components of basic and diluted earnings per share for the three months ended March 31, 2009 were as follows:

	For the Three Months Ended March 31, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$34,387

Basic EPS
Income available to common stockholders	34,387	37,845,167	$-

Effect of Dilutive Securities
Stock options	-	37,845
Nonvested common stock	-	56,250

Diluted EPS
Income available to common stockholders
+ assumed conversions	$34,387	37,939,262	$-

Options to purchase 5,035,954 shares and warrants to purchase 1,402,050 shares were outstanding during the three months ended March 31, 2009, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.  The options and warrants may dilute future earnings per share.

Options to purchase 4,973,500 shares and warrants to purchase 510,000 shares were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive.

Note 6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock of which none was issued and outstanding at March 31, 2009 and December 31, 2008.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Common Stock

The Company is authorized to issue up to 140,000,000 shares of $0.001 par value common stock of which 37,845,167 shares were issued and outstanding at March 31, 2009 and December 31, 2008.

Warrant Grants

A summary of the Company’s stock warrant activity during the three months ended March 31, 2009 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance Outstanding, 12/31/08	1,402,050	$2.34
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance Outstanding, 03/31/09	1,402,050	$2.34	3.9	$-

Exercisable, 03/31/09	1,402,050	$2.34	3.9	$-

Certain of the Company’s warrants contain round-down protection (price protection), which caused the warrants to be treated as derivatives.  The fair value of the warrant derivative liability was $492,781 as of March 31, 2009 and has been recorded as a liability in the accompanying unaudited condensed consolidated balance sheet.  The $72,767 change in fair value (taking into consideration the cumulative effect of the change in accounting principle adopted on January 1, 2009) of the warrant derivative liability during the three months ended March 31, 2009 has been recorded in the accompanying unaudited condensed consolidated statement of operations as Other income (expense).

Stock Incentive Plan and Option Grants

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

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the three months ended March 31, 2009:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

For the Three
Months Ended
Assumptions	March 31, 2009
Expected life (years)	5
Expected volatility	117.2%
Risk-free interest rate	1.89%
Dividend yield	0.00%

The expected volatility is based on historical volatility.  The expected term is based on the contractual term.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant.  Dividend yield is based on historical trends.  While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a lower expected volatility was used, or if the expected dividend yield increased.

A summary of the Company’s stock option activity during the three months ended March 31, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance Outstanding, 12/31/08	5,075,954	$1.50
Granted	620,000	0.76
Exercised	-
Forfeited	(40,000)	1.31
Expired	-
Balance Outstanding, 03/31/09	5,655,954	$1.42	3.8	$55,800

Exercisable, 03/31/09	1,661,162	$1.37	3.5	$19,800

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 was $0.62.

Nonvested Common Stock Grants

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

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2008	-	$-
Granted	56,250	1.00
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2009	56,250	$1.00

As of March 31, 2009, there was $4,269,421 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Note 7. Commitments and Contingencies

Settlement with Former Owner of Options Newsletter

As part of the Options Merger, the Company became obligated to pay up to an additional $1 million (the “Earn-Out”) if certain gross revenues are achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008.  On September 30, 2008, the Company entered into a settlement agreement with the former owner of Options Media to settle all amounts due under the $1 million Earn-Out and the January 4, 2008 employment agreement whereby the Company agreed to pay $600,000 upon execution of the settlement agreement and $500,000, payable in two equal installments on October 30, 2008 and January 15, 2009.  The $1,100,000 in payments was discounted to a net present value of $1,090,230 using a discount rate of 12%.  In addition, all stock options previously granted to the former owner of Options Media became fully vested immediately.  As of March 31, 2009, the Company had paid the entire balance of the payable and promissory note settlement liability.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2009, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 8. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution.  As of March 31, 2009 and 2008, there was approximately $134,000 and $942,000, respectively, in excess of insurable limits.

Concentration of Revenues and Accounts Receivable

For the three months ended March 31, 2009 and 2008, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Customer 1	15.0%	0.0%
Customer 2	0.0%	23.6%
Customer 3	0.0%	10.9%
Totals	15.0%	34.5%

At March 31, 2009 and 2008, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

	March 31,	March 31,
	2009	2008
Customer 1	12.4%	0.0%
Customer 2	0.0%	15.3%
Customer 3	0.0%	11.9%
Totals	12.4%	27.2%

Note 9. Related Party Transactions

Included in revenues for the three months ended March 31, 2008 is approximately $41,000 of revenue from a related party affiliate which is controlled by one of our executive officers and directors who was one of the former owners of Desktop Interactive, Inc., the company we acquired on August 31, 2007.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to one of our Co-Chairman, of which $900,000 had been repaid as of March 31, 2009 (See Note 4).

Note 10. Subsequent Events

On April 30, 2009, the Company’s revolving credit facility with Crestmark Commercial Capital Lending, LLC (“Crestmark”) to finance up to 80% of the Company’s accounts receivable was increased to a maximum credit line of $5.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, income taxes, goodwill and other intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

First quarter 2009 highlights:

•	We reported our first quarterly net income of $33,167 or $0.00 per share;
•	Our first quarter 2009 revenues of $8.4 million increased 137% from first quarter 2008 revenues of $3.6 million;
•	Our first quarter 2009 gross profit of $4.0 million increased 366% from first quarter 2008 gross profit of $0.9 million;
•	Gross margins for first quarter 2009 were 47.3% compared to gross margins for first quarter 2008 of 24.0%;
•	To support our growth, our sales staff has grown from 14 people on January 1, 2009 to 21 people as of the date of this Report; and
•	In February 2009 we increased our line of credit to $4.5 million from $3.5 million. The line of credit was further increased to $5.5 million in April 2009.

Results of Operations

The following table presents our results of operations for the quarter ended March 31, 2009 and for the quarter ended March 31, 2008. It should be noted that our results of operations and our liquidity and capital resources discussions focus primarily on the operations of interCLICK while referring to Options Newsletter, Inc. (“Options Newsletter”) as a discontinued operation.

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Revenues	$8,423,291	$3,561,967
Cost of revenues	4,440,598	2,707,537
Gross profit	3,982,693	854,430

Total operating expenses	3,761,959	3,177,578

Operating income (loss) from continuing operations	220,734	(2,323,148)

Total other income (expense)	(186,347)	(695,183)

Income (loss) from continuing operations before income taxes	34,387	(3,018,331)

Loss from discontinued operations, net of income taxes	(1,220)	(716,986)

Net income (loss)	$33,167	$(3,735,317)

Earnings (loss) per share from continuing operations – basic and diluted	$-	$(0.08)
Loss per share from discontinued operations – basic and diluted	$-	$(0.02)
Net earnings (loss) per share – basic and diluted	$-	$(0.10)

Weighted average shares outstanding – basic	37,845,167	35,946,334
Weighted average shares outstanding – diluted	37,939,262	35,946,334

Comparison of the Quarter Ended March 31, 2009 to the Quarter Ended March 31, 2008

Unless otherwise indicated, the following discussion relates to our continuing operations and does not include the operations of Options Newsletter. We acquired that business in January 2008 and sold it in June 2008 resulting in a net loss on sale of $3,572,902 as of March 31, 2009.

Revenues

In spite of the first quarter being a seasonally slower period for the advertising industry, the Company’s revenues for the quarter ended March 31, 2009 increased to $8,423,291 from $3,561,967 for the quarter ended March 31, 2008, an increase of 137%.  The increase is primarily attributable to the growth of the Company’s advertiser base through our expanded national sales force and through budget increases among existing advertisers.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by the Company, including the continued enhancement of our behavioral targeting system and our continued ability to acquire top tier publishing inventory, we expect further increases in our advertising customer base and revenues.

We expect that revenues from large branded advertisers will continue to grow as a percentage of our revenues in future quarters. During the quarter ended March 31, 2009, revenues from one customer accounted for 15.0% of revenues as compared to revenues from two customers of 34.5% for the quarter ended March 31, 2008.  The largest customer in the quarter ended March 31, 2009 was not one of the two largest for the quarter ended March 31, 2008.

Cost of Revenues and Gross Profit

Cost of revenues for the quarter ended March 31, 2009 increased to $4,440,598 from $2,707,537 for the quarter ended March 31, 2008, an increase of 64.0%. The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of inventory from publishers.  Cost of revenues is comprised of the amounts the Company paid to website publishers on interCLICK’s online advertising network. Cost of revenues represented 52.7% of revenues for the quarter ended March 31, 2009 compared to 76.0% of revenues for the quarter ended March 31, 2008. The decrease is primarily attributable to improvements in the Company’s supply chain management platform, resulting in a better match between acquired publisher inventory and advertising campaign demand.

Gross profit for the quarter ended March 31, 2009 increased to $3,982,693 from $854,430 for the quarter ended March 31, 2008, an increase of 366%.  The increase is primarily attributable to a revenue mix shift towards higher margin CPM advertising campaigns, as well as improved supply chain management.  Gross profit represented 47.3% of revenues for the quarter ended March 31, 2009 compared to 24.0% of revenues for the quarter ended March 31, 2008.

We pay interCLICK’s website publishers on either a fixed CPM volume commitment basis or on a revenue share basis. The amount of display advertisements we deliver (e.g. impressions) reflects the level of publishing inventory we can acquire. Based on our comScore ranking as of March 31, 2009, we reach 68.5% of the domestic online population and are ranked as the 11th largest ad network in the domestic online marketplace.  We endeavor both to expand our publisher base and to increase the levels of acquired publishing inventory, particularly from tier one publishers.

Operating Expenses:

General and Administrative

General and administrative expenses consist primarily of executive and administrative compensation, facilities costs, insurance, depreciation, professional fees and investor relations fees.  General and administrative expenses for the quarter ended March 31, 2009 decreased to $1,480,232 from $1,729,096 for the quarter ended March 31, 2008, a decrease of 14.4%.  The decrease is primarily attributable to operating efficiencies resulting from management’s cost-control initiatives. General and administrative expenses represented 17.6% of revenues for the quarter ended March 31, 2009 compared to 48.5% of revenues for the quarter ended March 31, 2008.

Included in general and administrative expenses are non-cash stock based compensation, which is comprised of expenses from our stock and stock option plans and amortization of warrants issued for consulting services.  Non-cash stock based compensation for the quarter ended March 31, 2009 increased to $576,570 from $474,173 for the quarter ended March 31, 2008, an increase of 21.6%.  The increase is attributable to the award of stock option grants to current as well as new employees.  Non-cash stock based compensation represented 6.8% of revenues for the quarter ended March 31, 2009 compared to 13.3% of revenues for the quarter ended March 31, 2008.

Future non-cash compensation expense related to unvested options, restricted stock awards and warrants amounts to $4,269,421 as of March 31, 2009 of which $1,364,974 will be recognized in 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade shows.  Sales and marketing expenses for the quarter ended March 31, 2009 increased to $2,042,306 from $824,746 for the quarter ended March 31, 2008, an increase of 148%.  The increase is primarily attributable to the Company’s national sales-force expansion.  Since March 31, 2008, the Company opened sales offices in Los Angeles, San Francisco and Chicago.  Sales and marketing expenses represented 24.2% of revenues for the quarter ended March 31, 2009 compared to 23.2% of revenues for the quarter ended March 31, 2008.  We expect sales and marketing costs to increase as a result of our continued expansion of sales and marketing resources and the expected overall growth in our business.

Technology Support

Technology support consists primarily of compensation of technology support and related consulting resources and third party ad server costs for interCLICK.  Technology support and related consulting support resources have been directed primarily towards continued enhancement of our proprietary behavioral targeting platform, including integration of third party data providers, upgrades to our optimization system, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the quarter ended March 31, 2009 increased to $332,049 from $277,038 for the quarter ended March 31, 2008, an increase of 19.9%.  The increase is primarily attributable to expenditures necessary to support the Company's increased operating scale.  Technology support expenses represented 3.9% of revenues for the quarter ended March 31, 2009 compared to 7.8% of revenues for the quarter ended March 31, 2008.

Merger, Acquisition and Divestiture Costs

Merger, acquisition and divestiture costs consist primarily of legal, audit and accounting services related to the acquisition and subsequent divestiture of Options Newsletter in addition to the earlier aquisition of Desktop Acquisition Sub. Inc.   Merger, acquisition and divestiture costs (amortized from prior periods) for the quarter ended March 31, 2009 decreased to $65,379 from $237,160 for the quarter ended March 31, 2008, a decrease of 72.4%.  The decrease is primarily attributable to the Options Newsletter acquisition in early 2008.  Merger, acquisition and divestiture costs represented 0.8% of revenues for the quarter ended March 31, 2009 compared to 6.7% of revenues for the quarter ended March 31, 2008.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition.  Amortization of intangible assets for the quarter ended March 31, 2009 decreased to $49,760 from $104,738 for the quarter ended March 31, 2008, a decrease of 52.5%.  The decrease is primarily attributable to the accelerated three-year amortization schedule according to which 46% of the projected cash flows generated from Desktop’s customer relationships was amortized in the four-month period ended December 31, 2007, and amortization was or will be 48% and 6% for the years ended December 31, 2008 and 2009, respectively.  Amortization of intangible assets represented 0.6% of revenues for the quarter ended March 31, 2009 compared to 2.9% of revenues for the quarter ended March 31, 2008.

Loss From Discontinued Operations, Net

The Company had a loss from discontinued operations of $1,220, net of income taxes for the quarter ended March 31, 2009 compared to a loss from discontinued operations of $716,986, net of income taxes for the quarter ended March 31, 2008 consisting of loss from the operations of Options Newsletter.

Liquidity and Capital Resources

Net cash used in operating activities during the quarter ended March 31, 2009 totaled $363,383.  This resulted primarily from a $1,106,823 increase in accounts receivable which was partially offset by $576,570 in stock based compensation charges.

Net cash used in investing activities during the quarter ended March 31, 2009 totaled $19,263 representing the purchase of property and equipment.

Net cash provided by financing activities during the quarter ended March 31, 2009 was $639,777.  This resulted primarily from $642,975 received under our credit facility net of repayments.

On September 26, 2008, we borrowed $1,300,000 from one of our Co-Chairmen and issued senior secured promissory notes (the “GRQ Notes”).  The GRQ Notes bear interest at the rate of 6% per annum and were due December 31, 2008.   The Company pledged its shares of Options Media Group Holdings, Inc. (“OPMG”) as collateral on the GRQ Notes.  On November 26, 2008, the Company repaid $650,000 of the GRQ Notes.  On December 30, 2008, the Company and the noteholder entered into an agreement whereby the noteholder agreed to extend the maturity date of the remaining GRQ Note to June 30, 2009 (all other terms remained the same with the Company prepaying principal of $250,000).  The principal balance is now $400,000.  Accrued interest related to above notes at March 31, 2009 was $22,866.

On November 13, 2008, the Company entered into a revolving credit facility with Crestmark Commercial Capital Lending, LLC (“Crestmark”) to finance certain eligible accounts receivables of the Company in an amount up to $3.5 million (increased to $4.5 million on February 3, 2009 and increased to $5.5 million on April 30, 2009).  The line of credit expires on May 12, 2010 and is secured by all of the assets of the Company except the OMPG shares.  The lender is privately-held and we do not have access to any information concerning its financial condition.

As of the date of this Report, we have $202,697 in available cash and cash equivalents.  The unused amount under the line of credit available to the Company as of the date of this Report is $1,899,636.  We believe based upon our cash flows from operations and the amount available to us under our line of credit that we have sufficient working capital to sustain operations for the next 12 months. In the next 12 months, the Company expects to spend up to $900,000 in capital expenditures to establish the appropriate scale of technology assets necessary both to support the realization of growth objectives as well as to sustain the Company’s present competitive position.

Related Party Transactions

No related party transactions had a material impact on our operating results.  See Note 9 to our unaudited condensed consolidated financial statements.

New Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Critical Accounting Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The two accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.  See Note 3 to the unaudited condensed consolidated financial statements.

With the present economic recession, management is particularly attentive to the potential for lengthening account receivable collection cycles and the attendant possibility of an increase in bad debts. However, as collection performance improved over the course of the first quarter of 2009 in part due to a major retailer client receiving an $80,000,000 capital investment, management opted to reduce bad debt reserves to $216,532, or 2.5% of gross accounts receivable at March 31, 2009, from $425,000, or 5.6% of gross accounts receivable, at December 31, 2008.

Aside from bad debt reserves and write-offs, management is sensitive to the carrying value of the 7,500,000 OPMG shares currently held on the balance sheet at $1,650,000 based on the transaction price when the sale closed in September 2008.  Note that the OPMG investment comprises the majority of the Company’s tangible shareholders’ equity of $1,751,374.  The Company has valued this ownership based on a per share price of $0.22.  On May 8, 2009, OPMG’s closing price was $0.29.  The Company and its Audit Committee have been carefully monitoring the financial results and condition of OPMG.  As a result, we may reduce the value of this investment which would cause our expenses to increase in the second quarter.

Forward Looking Statements

The statements in this Report relating to our belief that our online marketers achieve a better rate of return on investment while still being able to target premium websites, our expectations that our advertising customer base and revenues will increase, our efforts to expand our publisher base and increase levels of publishing inventory and our expectations regarding future liquidity and capital expenditures are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies

Item 4.	Controls and Procedures

Not applicable to smaller reporting companies

Item 4T.	Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occured during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name or Class of Investor	Date Sold (1)	No. of Securities	Reason for Issuance
Executives and Key Employee	February 6, 2009	620,000 five-year stock options exercisable at $0.76 per share	For service with the Company

(1)	While the SEC only requires disclosure when options become exercisable, the Company has elected to disclose the issuance as a matter of convenience.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Company management recently met with a number of strategic and financial investors for the purpose of considering a potential investment in the Company. The Company at present expects no further discussions with any of the parties involved.

Item 6.	Exhibits.

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this Report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

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
Form 8-K filed on June 27, 2008
2.6	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc.	Form 8-K filed on September 4, 2007
3.1	Amended and Restated Certificate of Incorporation	Form 8-K filed on August 30, 2007
3.2	Certificate of Amendment to Certificate of Incorporation	Form 8-K filed on July 1, 2008
3.3	Amended and Restated Bylaws	Form 8-K filed on August 30, 2007
4.1	2007 Incentive Stock and Award Plan	Form 8-K filed on November 16, 2007
4.2	2007 Equity Incentive Plan	Form 8-K filed on September 4, 2007
4.3	First Amendment to the 2007 Incentive Stock and Award Plan	Form 10-K filed on March 31, 2009
4.4	Second Amendment to the 2007 Incentive Stock and Award Plan and the First Amendment to the 2007 Equity Incentive Plan	Filed with this Report
10.1	Stock Pledge Agreement with Barry Honig and GRQ Consultants, Inc.	Form 8-K filed on October 1, 2008
10.2	Letter Agreement with Barry Honig and GRQ Consultants, Inc.	Form 10-K filed on March 31, 2009
10.3	Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Form 10-K filed on March 31, 2009
10.4	Amendment to the Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Form 10-K filed on March 31, 2009
10.5	Letter Agreement with Crestmark Commercial Capital Lending LLC increasing Line of Credit	Form 10-K filed on March 31, 2009
10.6	Second Amendment to the Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Form 10-K filed on March 31, 2009
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report
32.1	Certification of Principal Executive Officer (Section 906)	Filed with this Report
32.2	Certification of Principal Financial Officer (Section 906)	Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

interCLICK, INC.

May 11, 2009	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer (Principal Executive Officer)

May 11, 2009	/s/ David Garrity
David Garrity
Chief Financial Officer (Principal Financial Officer)