Form 10-Q
period 2009-06-30
interCLICK, Inc.
filed 2009-08-11
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2009
Common Stock, $0.001 par value per share	41,277,472 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

interCLICK, Inc. (Formerly Customer Acquisition Network Holdings, Inc.) Index to Condensed Consolidated Financial Statements

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,784,986	$183,871
Accounts receivable, net of allowance of $185,032 and $425,000, respectively	10,249,135	7,120,311
Due from factor	1,034,712	637,705
Prepaid expenses and other current assets	372,187	94,164
Total current assets	14,441,020	8,036,051

Property and equipment, net	523,432	596,913
Intangible assets, net	510,593	610,113
Goodwill	7,909,571	7,909,571
Investment in available-for-sale marketable securities	728,572	1,650,000
Deferred debt issue costs, net of accumulated amortization of $28,250 and $6,667, respectively	11,750	33,333
Other assets	191,664	191,664

Total assets	$24,316,602	$19,027,645

Liabilities and Stockholders’ Equity

Current liabilities:
Liability on transferred accounts receivable	$5,160,291	$3,188,425
Senior secured note payable - related party, net of debt discount of $11,500 and $0, respectively	188,500	400,000
Convertible note payable - related party	100,000	-
Payable and promissory note settlement liability	-	248,780
Accounts payable	6,372,241	5,288,807
Accrued expenses	603,501	310,685
Accrued interest	5,028	16,948
Obligations under capital leases, current portion	10,098	10,615
Deferred rent, current portion	2,906	-
Deferred revenue	143,548	9,972
Warrant derivative liability	143,578	-
Total current liabilities	12,729,691	9,474,232

Obligations under capital leases, net of current portion	4,376	9,495
Deferred rent	81,047	72,696
Total liabilities	12,815,114	9,556,423

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 41,228,253 and 37,845,167 issued and outstanding, respectively	41,228	37,846
Additional paid-in capital	27,336,744	24,889,586
Accumulated other comprehensive loss	(1,061,354)	(197,704)
Accumulated deficit	(14,815,130)	(15,258,506)
Total stockholders’ equity	11,501,488	9,471,222

Total liabilities and stockholders’ equity	$24,316,602	$19,027,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$10,648,686	$4,673,629	$19,071,977	$8,235,596
Cost of revenues	5,624,005	3,412,541	10,064,603	6,120,079
Gross profit	5,024,681	1,261,088	9,007,374	2,115,517

Operating expenses:
General and administrative (includes stock-based compensation of $777,173, $502,379, $1,353,743 and $976,553, respectively)	2,414,255	1,410,607	3,894,487	3,139,705
Sales and marketing	2,691,096	1,445,894	4,733,402	2,270,642
Technology support	420,958	231,371	753,007	508,409
Merger, acquisition, divestiture and investor relations costs	113,156	274,903	178,535	512,062
Amortization of intangible assets	49,760	104,630	99,520	209,367
Bad debt expense	47,375	97,436	(160,392)	102,236
Total operating expenses	5,736,600	3,564,841	9,498,559	6,742,421

Operating loss from continuing operations	(711,919)	(2,303,753)	(491,185)	(4,626,904)

Other income (expense):
Interest income	-	3,329	12	6,763
Interest expense	(126,681)	(534,887)	(240,273)	(1,233,503)
Loss on settlement of debt	-	(20,121)	-	(20,121)
Change in fair value of warrant derivative liability	(159,294)	-	(232,061)	-
Loss on sale of available for sale securities	(36,349)	-	(36,349)	-
Total other income (expense)	(322,324)	(551,679)	(508,671)	(1,246,861)

Loss from continuing operations before equity investment	(1,034,243)	(2,855,432)	(999,856)	(5,873,765)

Equity in investee's loss, net of income taxes	-	(249,128)	-	(249,128)

Loss from continuing operations	(1,034,243)	(3,104,560)	(999,856)	(6,122,893)

Discontinued operations:
Loss from discontinued operations, net of income taxes	-	(218,187)	-	(935,173)
Loss on sale of discontinued operations, net of income taxes	-	(624,981)	(1,220)	(624,981)
Loss from discontinued operations, net	-	(843,168)	(1,220)	(1,560,154)

Net loss	$(1,034,243)	$(3,947,728)	$(1,001,076)	$(7,683,047)

Loss per share from continuing operations - basic and diluted	$(0.03)	$(0.09)	$(0.03)	$(0.17)
Loss per share from discontinued operations - basic and diluted	$-	$(0.02)	$-	$(0.04)
Net loss per share - basic and diluted	$(0.03)	$(0.11)	$(0.03)	$(0.21)

Weighted average number of common shares - basic and diluted	38,329,875	36,940,689	38,088,860	36,441,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2008	37,845,167	$37,846	$24,889,586	$(197,704)	$(15,258,506)	$9,471,222
Cumulative effect of change in accounting principle	-	-	(1,864,466)	-	1,444,452	(420,014)
Common stock issued to eliminate or modify price protection for warrants	705,000	704	507,793	-	-	508,497
Common stock and warrants issued under private placement, net of placement fees	2,500,000	2,500	2,254,500	-	-	2,257,000
Common stock issued to extend debt maturity date	10,000	10	11,990	-	-	12,000
Common stock issued in lieu of cash to pay accrued interest	11,055	11	13,255	-	-	13,266
Common stock issued for services rendered and to be rendered	150,000	150	185,850	-	-	186,000
Stock - based compensation	7,031	7	1,338,236	-	-	1,338,243
Unrealized loss on available for sale securities	-	-	-	(863,650)	-	(863,650)
Net loss	-	-	-	-	(1,001,076)	(1,001,076)
Balance, June 30, 2009	41,228,253	$41,228	$27,336,744	$(1,061,354)	$(14,815,130)	$11,501,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(1,001,076)	$(7,683,047)
Add back loss from discontinued operations, net	1,220	1,560,154
Loss from continuing operations	(999,856)	(6,122,893)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	1,353,743	976,553
Change in fair value of warrant derivative liability	232,061	-
Depreciation	147,364	106,223
Amortization of intangible assets	99,520	209,367
Loss on sale of available for sale securities	36,349	-
Amortization of debt issue costs	21,583	77,505
Amortization of debt discount	500	1,118,242
Equity method pick up from investment	-	249,128
Write off of deferred acquisition costs	-	96,954
Loss on settlement of debt	-	20,121
Provision for bad debts	(160,392)	102,236
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,968,432)	(136,399)
(Increase) decrease in prepaid expenses and other current assets	(107,523)	12,459
Increase in other assets	-	(38,665)
Increase in accounts payable	1,083,434	211,864
Increase in accrued expenses	292,816	53,989
Increase in accrued interest	1,346	85,791
Increase in deferred revenue	133,576	83
Increase in deferred rent	11,257	-
Net cash used in operating activities	(822,654)	(2,977,442)

Cash flows from investing activities:
Purchases of property and equipment	(73,883)	(177,991)
Proceeds from sales of property and equipment	-	13,000
Proceeds from sale of available for sale securities	21,429	-
Deferred acquisition costs	-	(10,619)
Net cash used in investing activities	(52,454)	(175,610)

Cash flows from financing activities:
Proceeds from common stock and warrants issued for cash	2,257,000	2,536,500
Proceeds from factor, net	1,574,859	-
Principal payments on notes payable	(100,000)	(2,750,000)
Principal payments on capital leases	(5,636)	(3,814)
Net cash provided by (used in) financing activities	3,726,223	(217,314)

Cash flows from discontinued operations:
Cash flows from operating activities	-	(1,251,172)
Cash flows from investing activities-acquisition	-	(1,605,921)
Cash flows from investing activities-divestiture	(250,000)	3,000,000
Net cash used in (provided by) discontinued operations	(250,000)	142,907

Net increase (decrease) in cash and cash equivalents	2,601,115	(3,227,459)

Cash and cash equivalents at beginning of period	183,871	3,675,483

Cash and cash equivalents at end of period	$2,784,986	$448,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008
Supplemental disclosure of cash flow information:
Interest paid	$192,267	$97,337
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Unrealized loss on available for sale securities	$863,650	$-
Issuance of common stock to eliminate or modify price protection for warrants	$508,497	$-
Issuance of common stock for services to be rendered	$170,500	$-
Issuance of common stock to pay accrued interest payable	$13,266	$-
Issuance of common stock to extend debt maturity date	$12,000	$-
Issuance of common stock and warrants in business combination	$-	$5,746,442
Issuance of common stock and warrants in debt settlement	$-	$611,000
Issuance of common stock for services rendered and to be rendered	$-	$189,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Overview

Outsiders Entertainment, Inc. was incorporated on March 4, 2002, under the laws of the State of Delaware. On August 28, 2007, the name was changed to Customer Acquisition Network Holdings, Inc.  On June 25, 2008, the name was changed to interCLICK, Inc. (the “Company”).

Customer Acquisition Network, Inc. (“CAN”) was formed in Delaware on June 14, 2007.

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

On August 31, 2007, the Company entered into and consummated an Agreement and Plan of Merger (the “Desktop Merger”), wherein the Company acquired 100% of Desktop Interactive, Inc. (“Desktop”), a privately held Delaware corporation engaged in the Internet advertising business.

On January 4, 2008, Holdings consummated an Agreement and Plan of Merger (the “Options Merger”), wherein Holdings formed, Options Acquisition Sub, Inc. (“Options Acquisition”), and Options Newsletter, Inc. (“Options Newsletter” or "Options") was merged with and into Options Acquisition, which was the surviving corporation and a wholly-owned subsidiary of Holdings.  On June 23, 2008, Options Acquisition was sold to Options Media Group Holdings, Inc. (“OPMG”).

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2009 and 2008 and our financial position as of June 30, 2009 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009.

Note 2. Liquidity

Although the Company has had historical net losses and net cash used in operations through June 30, 2009, the Company's revenues and gross margins have experienced positive trends and cash used in operations has decreased quarter over quarter in 2009.   In June 2009, the Company completed a private placement resulting in net proceeds of $2,257,000.  As a result, at June 30, 2009, the Company had cash of $2,784,986 and positive working capital of approximately $1,711,329.  The Company also has a factoring agreement (the unused amount under the Crestmark Commercial Capital Lending, LLC (“Crestmark”) line of credit was $1,374,421 at June 30, 2009) that allows the Company to convert accounts receivable quickly to cash.  For all of these reasons, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next twelve months.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 3. Significant Accounting Policies

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Significant estimates include the valuation of accounts receivable and allowance for doubtful accounts, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of discounts on debt, valuation of derivatives, valuation of capital stock, options and warrants granted for services or recorded as debt discounts, or other non-cash purposes including business combinations, the estimate of the valuation allowance on deferred tax assets and estimates of the tax effects of business combinations and sale of subsidiary, and estimates in equity investee’s losses.

Principals of Consolidation

The consolidated financial statements include the accounts of interCLICK, Inc. and its wholly-owned subsidiary and Options Acquisition through its sale date.  All significant inter-company balances and transactions have been eliminated in the consolidation.  As a result of the Options Divestiture, the results of Options Acquisition are reported as “Discontinued Operations”.

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
JUNE 30, 2009
(Unaudited)

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

Recently Issued Accounting Standards

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that has previously adopted an alternative accounting policy.  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“round-down” provisions).  Warrants with such provisions will no longer be recorded in equity.  EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied.  The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue.  The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument.  The Company implemented this standard on January 1, 2009.

Note 4. Notes Payable, Factor Agreement and Other Obligations

Notes Payable

Notes Payable consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

6% Senior secured promissory note payable - related party (due December 31, 2009)	$200,000	$400,000
6% Convertible note payable - related party	100,000	-
Less: Debt discount	(11,500)	-
Less: Current maturities	(288,500)	(400,000)
Amount due after one year	$-	$-

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

On June 5, 2009, the Company and the noteholder agreed to extend the maturity date for $100,000 of the notes payable from June 30, 2009 to December 31, 2009.  In exchange, this portion of the notes payable was converted to a 6% unsecured convertible note, convertible at the rate of $2.00 per share.  The modification of this debt instrument is substantial and, therefore under generally accepted accounting principles, the debt is deemed to be extinguished and replaced with new debt.  The conversion feature is the only consideration given to the noteholder for the maturity date extension.  As the conversion feature’s exercise price exceeded the quoted trade price of the underlying stock at the date of the modification, it did not have any intrinsic value.  Accordingly, the Company has not recorded any entries pertaining to the aforementioned replacement of the noteholder’s debt.

On June 22, 2009, the Company repaid $100,000 of the senior secured notes payable.  In addition, the Company and the noteholder agree to extend the maturity date for the remaining $200,000 of the notes payable from June 30, 2009 to December 31, 2009.  In exchange, the noteholder received 10,000 shares of the Company’s common stock having a fair value of $12,000, which is treated as debt discount and is being amortized over the remaining term of the debt.  Additionally, the Company issued 11,055 shares of common stock in lieu of cash as payment for $13,266 of accrued interest related to the notes payable.

Accrued interest related to above notes at June 30, 2009 and December 31, 2008 was $5,028 and 16,948, respectively.

Factor Agreement

On November 13, 2008, the Company entered into a revolving credit facility, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (increased to $4.5 million on February 3, 2009 and to $5.5 million on April 30, 2009), which would represent gross factored accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark credit facility has an interest rate equal to prime plus 1.0% (overall interest rate of 4.25% at June 30, 2009) and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares, which have been pledged to secure the GRQ Notes.  In addition, the Company pays 0.575% per 30 days on each invoice amount until the invoice is paid.  The Crestmark credit facility was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and renews automatically unless terminated by either party not less than 30 days and not more than 90 days prior to the next anniversary date.  The balance due on the Crestmark credit facility at June 30, 2009 was $4,125,579, which is net of the 20% reserve of $1,034,712 that is presented as Due from factor, a current asset.  The unused amount under the line of credit available to the Company at June 30, 2009 was $1,374,421.

The following is a summary of accounts receivable factored as well as factor fees incurred for the three and six months ended June 30, 2009:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009

Accounts receivable factored	$9,134,370	$15,708,010

Factoring fees incurred	$150,625	$247,487

Note 5. Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method) as well as nonvested common shares and convertible debt.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  The potentially dilutive securities outstanding at June 30, 2009 and 2008 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive.  As a result, the basic and diluted loss per share amounts are identical for all periods presented.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

At June 30, 2009, there were options to purchase 8,107,500 shares of common stock, warrants to purchase 2,252,050 shares of common stock, 49,219 nonvested common shares and $100,000 of convertible debt which, if exercised or converted, may dilute future earnings per share.

Note 6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock of which none was issued and outstanding at June 30, 2009 and December 31, 2008.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of $0.001 par value common stock of which 41,228,253 and 37,845,167 shares were issued and outstanding at June 30, 2009 and December 31, 2008, respectively.

During the period from May 18, 2009 through June 17, 2009, the Company entered into separate agreements with several of the investors that had purchased equity units in the Company during 2008.  These equity units had consisted of shares of common stock and warrants both of which contained price protection clauses.  As a result of these agreements, the Company issued 705,000 shares of its common stock in exchange for (i) the elimination of price protection on 1,300,000 shares of common stock, the elimination of price protection on 629,880 warrants, and (iii) the repricing of warrants to purchase 545,130 shares of the Company’s common stock at an exercise price of $2.50 per share to $1.40 per share.  Accordingly, the warrant derivative liability was valued at the date of the agreement relinquishing the price protection clauses and the difference was recorded to change in fair value of warrant derivative liability on the accompanying unaudited consolidated statement of operations.  Then, the pertinent portion of the warrant liability of $508,497 was reclassified to equity by an increase in common stock of $704 and an increase in additional paid-in capital of $507,793.

On June 1, 2009, the Company issued 150,000 shares of common stock to a consultant for services to be rendered over a 12-month period.  The shares have a fair value of $186,000, of which $15,500 was recognized as of June 30, 2009, and the remaining $170,500 remains deferred and is included in prepaid expenses and other current assets on the accompanying unaudited consolidated balance sheet.

On June 22, 2009, the Company issued 10,000 shares of common stock having a fair value of $12,000 in order to extend the maturity date for a portion of its notes payable (See Note 4).  Additionally, the Company issued 11,055 shares of common stock to settle $13,266 of accrued interest related to the notes payable (See Note 4).

On June 22, 2009, the Company closed a private placement whereby the Company sold to four investors (one of whom was a Co-Chairman of the Company’s Board of directors) (i) 2,500,000 shares of its common stock and (ii) three-year warrants to purchase 625,000 shares of its common stock at an exercise price of $1.40 per share for gross proceeds of $2,500,000, of which $243,000 and three-year warrants to purchase 225,000 shares of its common stock at an exercise price of $1.40 per share was paid in direct placement costs.  As part of the private placement, the Company agreed to file a registration statement within 60 days of closing and that said registration statement would be declared effective within 120 days of closing, subject to liquidated damages of 1% per month if the registration statement is not declared effective within the required time period for any reason.

Warrant Grants

On June 22, 2009, as part of a private placement, the Company issued three-year warrants to purchase 850,000 shares of its common stock exercisable at $1.40 per share (See above).

A summary of the Company’s warrant activity during the six months ended June 30, 2009 is presented below:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance Outstanding, 12/31/08	1,402,050	$2.34
Granted	850,000	1.40
Exercised	-
Forfeited	-
Expired	-
Balance Outstanding, 06/30/09	2,252,050	$1.72	3.4	$-

Exercisable, 06/30/09	2,252,050	$1.72	3.4	$-

Certain of the Company’s warrants contain round-down protection (price protection), which caused the warrants to be treated as derivatives.  The fair value of the warrant derivative liability was $143,578 as of June 30, 2009 and has been recorded as a liability in the accompanying unaudited condensed consolidated balance sheet.  The $232,061 change in fair value (taking into consideration the cumulative effect of the change in accounting principle adopted on January 1, 2009) of the warrant derivative liability during the six months ended June 30, 2009 has been recorded in the accompanying unaudited condensed consolidated statement of operations as Other income (expense).

Stock Incentive Plan and Option Grants

On February 6, 2009, the Company increased the number of shares of common stock eligible for grant under the 2007 Incentive Stock and Award Plan (the “Plan”) from 1,000,000 to 1,225,000 common shares.  In addition, the 2007 Equity Incentive Plan shall be deemed fully used with 4,500,000 shares reserved and any remaining shares available for grant, including the new 225,000 shares, shall be under the Plan.  On June 5, 2009, the Company increased the number of shares of common stock eligible for grant under the Plan from 1,225,000 to 3,725,000 common shares.  On July 27, 2009, the Company increased the number of shares of common stock eligible for grant under the Plan from 3,725,000 to 4,225,000 shares of common stock (See Note 10).

On February 6, 2009, the Company granted 620,000 stock options (all of which were under the Plan) at an exercise price of $0.76 having an aggregate fair value of $384,400 all of which expire five years from the grant date.  Of the options granted, (i) 220,000 were issued to officers and vested immediately and (ii) 400,000 were issued to an employee and vest in equal increments over a four-year period each June 30 and December 31 commencing June 30, 2009, subject to continued employment by the Company.

During the three months ended June 30, 2009, the Company granted 2,667,500 stock options (of which 2,367,500 were under the Plan) at various exercise prices ranging from $1.20 to $1.30 having an aggregate fair value of $2,873,850 all of which expire five years from the grant date.  Of the options granted, (i) 1,200,000 were issued to officers and vest in equal increments quarterly over a four-year period commencing June 30, 2009, (ii) 300,000 were issued to a director and vest in equal increments quarterly over a four-year period commencing June 30, 2009 (iii) 1,167,500 were issued to employees of which 400,000 vest in equal increments quarterly over a four-year period commencing June 30, 2009 and 767,500 vest annually over a three-year period subject to continued employment by the Company.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended June 30, 2009:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

For the Six
Months Ended
Assumptions	June 30, 2009
Expected life (years)	5
Expected volatility	117.2% - 121.4%
Risk-free interest rate	1.89% - 2.86%
Dividend yield	0.00%

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

A summary of the Company’s stock option activity during the six months ended June 30, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance Outstanding, 12/31/08	5,075,954	$1.50
Granted	3,287,500	1.19
Exercised	-
Forfeited	(140,000)	1.31
Expired	(115,954)	1.00
Balance Outstanding, 06/30/09	8,107,500	$1.39	4.1	$830,900

Exercisable, 06/30/09	2,268,541	$1.30	3.6	$409,967

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 was $0.99.

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

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2008	-	$-
Granted	56,250	1.00
Vested	(7,031)	1.00
Forfeited	-	-
Nonvested at June 30, 2009	49,219	$1.00

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

As of June 30, 2009, there was $6,252,905 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Registration Rights

On June 22, 2009, the Company closed a $2,500,000 private placement (See Note 6).  As part of the offering, the Company is required to file a registration statement within 60 days of the closing date of June 22, 2009.  If the Company fails to file said registration statement by August 21, 2009 (60 days after closing), the Company is obligated to pay liquidated damages (in cash or common stock, at the Company’s option) equal to 1% per month of the total amount invested.  In addition, the registration statement must be declared effective within 120 days of closing.  If the registration statement is not declared effective by October 20, 2009 (120 days after closing), the Company is obligated to pay liquidated damages (in cash or common stock, at the Company’s option) equal to 1% per month of the total amount invested.  The liquidated damages will be suspended six months after the sale of the securities to each investor.  Rule 144 provides that as long as the Company files required reports on Form 10-Q and 10-K, the shares may be publicly sold six months after issuance.  The maximum potential consideration that the Company could be required to transfer under the registration payment arrangement is $150,000.  As of June 30, 2009, the Company concluded that it is not probable that the Company will have to remit any payments to the investors for failing to file a registration statement within 60 days or for failing to obtain an effective registration statement within 120 days.  Therefore, the Company has not accrued any liability pertaining to the contingent liability to pay liquidated damages under a registration payment arrangement stemming from the private placement that closed June 22, 2009.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2009, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 8. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits of $250,000 per institution.  As of June 30, 2009 and 2008, there was approximately $3,156,000 and $730,000, respectively, in excess of insurable limits.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Concentration of Revenues and Accounts Receivable

For the three and six months ended June 30, 2009 and 2008, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Customer 1	0.0%	0.0%	12.3%	0.0%
Customer 2	0.0%	14.8%	0.0%	11.9%
Customer 3	0.0%	9.1%	0.0%	15.4%
Totals	0.0%	23.9%	12.3%	27.3%

At June 30, 2009 and 2008, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	June 30,	June 30,
	2009	2008
Customer 1	10.1%	0.0%
Customer 2	0.0%	16.2%
Totals	10.1%	16.2%

Note 9. Related Party Transactions

Included in revenues for the three and six months ended June 30, 2008 is approximately $2,000 and $43,000, respectively, of revenue from a related party affiliate which is controlled by one of our executive officers and directors who was one of the former owners of Desktop, the company we acquired on August 31, 2007.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to one of our Co-Chairman, of which $1,000,000 had been repaid as of June 30, 2009 (See Note 4).

Note 10. Subsequent Events

On July 27, 2009, the Company increased the number of shares of common stock eligible for grant under the Plan from 3,725,000 to 4,225,000 shares of common stock.

Subsequent to June 30, 2009 through July 10, 2009, the Company granted 327,500 stock options (of which 27,500 were under the Plan) at various exercise prices ranging from $1.18 to $1.24 having an aggregate fair value of $336,025 all of which expire five years from the grant date.  Of the options granted, (i) 300,000 were issued to a member on the advisory board and vest in equal increments quarterly over a four-year period commencing September 30, 2009 and (ii) 27,500 were issued to employees and vest annually over a three-year period subject to continued employment by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, excluding the going concern risk factor.

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, income taxes, goodwill and other intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Company Overview

interCLICK provides Internet advertising solutions for Internet publishers and advertisers.  interCLICK operates the interCLICK Network, an online advertising platform that combines advanced behavioral targeting with complete data and inventory transparency, allowing advertisers to identify and track their desired audience on an unprecedented level. We offer advanced proprietary demographic, behavioral, contextual, geographic and retargeting technologies across a network of name brand publishers to ensure the right message is delivered to a precise audience in a brand friendly environment.

By combining complete data and inventory transparency and advanced behavioral targeting, interCLICK is taking the inefficiencies out of the buyer/seller dynamic by allowing advertisers to achieve a direct response metric, whether it is a click, lead or a sale. We believe that this fundamental difference allows online marketers to achieve a better return on investment while still being able to target the premium websites.

Significant events which have affected our results of operations include:

•	In the first six months of 2009, our revenues were $19,071,977 in contrast to $8,235,596 for the same period in 2008, or an increase of 132%;
•	As our revenues increased, our gross margins also increased substantially, as our gross margins were 47.2% for the first six months of 2009 in contrast to 25.7% for the same period of 2008;
•	We achieved positive earnings before interest, taxes, depreciation and amortization, including stock-based compensation for three straight quarters beginning with the fourth quarter of 2008;
•	We raised gross proceeds of $2,500,000 in our private placement that closed on June 22, 2009; and
•	We increased our credit line to $5,500,000 in April 2009 to support the growth of our business.

Results of Operations

The following table presents our results of operations for the six months ended June 30, 2009 and 2008. It should be noted that our results of operations and our liquidity and capital resources discussions focus primarily on the operations of interCLICK while referring to Options Acquisition Sub, Inc. (“Options”) as a discontinued operation.

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Revenues	$19,071,977	$8,235,596
Cost of revenues	10,064,603	6,120,079
Gross profit	9,007,374	2,115,517

Total operating expenses	9,498,559	6,742,421

Operating income (loss) from continuing operations	(491,185)	(4,626,904)

Total other income (expense)	(508,671)	(1,246,861)

Loss from continuing operations before equity investment	(999,856)	(5,873,765)

Equity in investee’s loss, net of income taxes	-	(249,128)

Loss from continuing operations	(999,856)	(6,122,893)

Loss from discontinued operations, net of income taxes	(1,220)	(1,560,154)

Net income (loss)	$(1,001,076)	(7,683,047)

Earnings (loss) per share from continuing operations – basic and diluted	$(0.03)	(0.17)
Loss per share from discontinued operations – basic and diluted	$-	(0.04)
Net earnings (loss) per share – basic and diluted	$(0.03)	(0.21)

Weighted average shares outstanding – basic	38,088,860	36,441,497
Weighted average shares outstanding – diluted	38,088,860	36,441,497

Six Months Ended June 30, 2009 Compared with The Six Months Ended June 30, 2008.

Revenues

Unless otherwise indicated, the following discussion relates to our continuing operations and does not include the operations of Options. We acquired that business in January 2008 and sold it in June 2008 resulting in a net loss on sale of $3,571,682.

Revenues for the six months ended June 30, 2009 increased to $19,071,977 from $8,235,596 for the six months ended June 30, 2008, an increase of 132%. The increase is primarily attributable to growth of our advertiser base through our expanded national sales force and through budget increases among existing advertisers.

Seasonally, the third quarter marks the start of the stronger half of the year in terms of demand for cost per thousand (“CPM”) advertising campaigns.  interCLICK is particularly sensitive to this seasonality effect given that the majority of its revenues are tied to CPM campaigns.  Despite the marked deterioration of the broader economy over the past twelve months and in 2009, the overall U.S. Internet audience based on comScore data expanded to 193,532,000 average viewers in the second quarter of 2009, an increase of 0.9%, as compared to the first quarter of 2009, and an increase of 1.6%, as compared to the second quarter of 2008.  For the same periods indicated, interCLICK experienced growth of 2.1% and 18.2%, respectively, as its audience reach expanded rapidly based on signing more publishers and gaining access to more inventory.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by interCLICK, including the continued enhancement of our behavioral targeting system and our continued ability to acquire top tier publishing inventory, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

Revenues from branded advertisers continue to account for the substantial majority of our revenues. During the six months ended June 30, 2009, revenues from such advertisers accounted for more than 95% of revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended June 30, 2009 increased to $10,064,603 from $6,120,079 for the six months ended June 30, 2008, an increase of 64.5%. The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of inventory from publishers. Cost of revenues is comprised of the amounts we paid to website publishers on interCLICK’s online advertising network. Cost of revenues represented 52.8% of revenues for the six months ended June 30, 2009 compared to 74.3% of revenues for the six months ended June 30, 2008. The decrease is primarily attributable to: (1) improvements in our supply chain management platform, resulting in a better match between acquired publisher inventory and advertising campaign demand and (2) targeting efficiencies achieved through our proprietary technology platform.

Gross profit for the six months ended June 30, 2009 increased to $9,007,374 from $2,115,517 for the six months ended June 30, 2008, an increase of 326%.  Our gross margin was 47.2% for the six months ended June 30, 2009 compared to 25.7% for the six months ended June 30, 2008.

We pay interCLICK’s website publishers on either a fixed CPM volume commitment basis or on a revenue share basis. The amount of display advertisements we deliver (e.g. impressions) reflects the level of publishing inventory we can acquire. Based on our comScore ranking as of June 30, 2009, we reached 69.3% of the domestic online population and are ranked as the 11th largest ad network in the domestic online marketplace.  We endeavor both to expand our publisher base and to increase the levels of acquired publishing inventory, particularly from tier one publishers.

Operating Expenses:

General and Administrative

General and administrative expenses consist primarily of executive and administrative compensation, facilities costs, insurance, depreciation, professional fees and investor relations fees.  General and administrative expenses for the six months ended June 30, 2009 increased to $3,894,487 from $3,139,705 for the six months ended June 30, 2008, an increase of 24.0%.  The increase is primarily attributable to headcount expansion over the period.  We hired 21 employees in the second quarter to meet the expected growth trajectory of our business, growing our employee base from 43 to 64 employees.  We expect to continue hiring new employees for the balance of 2009, albeit at a slower pace than in the second quarter.  General and administrative expenses represented 20.4% of revenues for the six months ended June 30, 2009 compared to 38.1% of revenues for the six months ended June 30, 2008.

Included in general and administrative expenses are non-cash stock based compensation, which is comprised of expense from our stock and stock option plans and amortization of warrants issued for consulting services.  Non-cash stock based compensation for the six months ended June 30, 2009 increased to $1,353,743 from $976,553 for the six months ended June 30, 2008, an increase of 38.6%.   The increase is primarily attributable to the award of stock option grants to current as well as new employees.  Non-cash stock based compensation represented 7.1% of revenues for the six months ended June 30, 2009 compared to 11.9% of revenues for the six months ended June 30, 2008. The remaining portion of stock-based expenses for the six months ended June 30, 2008 totaling $159,700 is allocated to discontinued operations, which are discussed below.

Future non-cash compensation expense related to current unvested options, restricted stock awards and warrants amounts to $6,252,905 as of June 30, 2009, of which $1,234,060 will be amortized in the remainder of 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2009 increased to $4,733,402 from $2,270,642 for the six months ended June 30, 2008, an increase of 109%.   The increase is primarily attributable to our national sales-force expansion.  Sales and marketing expenses represented 24.8% of revenues for the six months ended June 30, 2009 compared to 27.6% of revenues for the six months ended June 30, 2008.

Technology Support

Technology support consists primarily of compensation of technology support and related consulting resources and third party ad server costs for interCLICK. Technology support and related consulting support resources have been directed primarily towards continued enhancement of our proprietary behavioral targeting platform, including integration of third party data providers, upgrades to our optimization system, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the six months ended June 30, 2009 increased to $753,007 from $508,409 for the six months ended June 30, 2008, an increase of 48.1%. The increase is primarily attributable to expenditures necessary to support interCLICK’s increased business as well as expected increases in revenues. Technology support expenses represented 3.9% of revenues for the six months ended June 30, 2009 compared to 6.2% of revenues for the six months ended June 30, 2008.

Merger, Acquisition, Divestiture and Investor Relations Costs

Merger, acquisition, divestiture and investor relations costs consist primarily of legal, audit and accounting services related to the acquisition and subsequent divestiture of Options in addition to investor relations services.  Merger, acquisition, divestiture and investor relations costs for the six months ended June 30, 2009 decreased to $178,535 from $512,062 for the six months ended June 30, 2008, a decrease of 65.1%.   The decrease is primarily attributable to the acquisition of Options in January 2008 and its subsequent divestiture in June 2008 whereas the 2009 costs consist primarily of investor relations.  Merger, acquisition, divestiture and investor relations costs represented 0.9% of revenues for the six months ended June 30, 2009 compared to 6.2% of revenues for the six months ended June 30, 2008.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition.  Amortization of intangible assets for the six months ended June 30, 2009 decreased to $99,520 from $209,367 for the six months ended June 30, 2008, a decrease of 52.5%.  The decrease is primarily attributable to the accelerated amortization applicable to acquired customer relationships.   Amortization of intangible assets represented 0.5% of revenues for the six months ended June 30, 2009 compared to 2.5% of revenues for the six months ended June 30, 2008.

Loss From Discontinued Operations, Net

Loss from discontinued operations for the six months ended June 30, 2009 consists of a loss on the sale of discontinued operations of $1,220.  Loss from discontinued operations for the six months ended June 30, 2008 consists of a loss from discontinued operations of $935,173 and the loss on the sale of discontinued operations of $624,981. The loss from discontinued operations for the six months ended June 30, 2008 also contains $159,700 of stock-based expense.

Three Months Ended June 30, 2009 Compared with The Three Months Ended June 30, 2008.

Revenues

Unless otherwise indicated, the following discussion relates to our continuing operations and does not include the operations of Options. We acquired that business in January 2008 and sold it in June 2008 resulting in a net loss on sale of $3,571,682.

Revenues for the three months ended June 30, 2009 increased to $10,648,686 from $4,673,629 for the three months ended June 30, 2008, an increase of 128%. The increase is primarily attributable to growth of our advertiser base through our expanded national sales force and through budget increases among existing advertisers.

Seasonally, the third quarter marks the start of the stronger half of the year in terms of demand for CPM advertising campaigns.  interCLICK is particularly sensitive to this seasonality effect given that the majority of its revenues are tied to CPM campaigns.  Despite the marked deterioration of the broader economy over the past twelve months and in 2009, the overall U.S. Internet audience based on comScore data expanded to 193,532,000 average viewers in the second quarter of 2009, an increase of 0.9%, as compared to the first quarter of 2009, and an increase of 1.6%, as compared to the second quarter of 2008.  For the same periods indicated, interCLICK experienced growth of 2.1% and 18.2%, respectively, as its audience reach expanded rapidly based on signing more publishers and gaining access to more inventory.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by interCLICK, including the continued enhancement of our behavioral targeting system and our continued ability to acquire top tier publishing inventory, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

Revenues from branded advertisers continue to account for the substantial majority of our revenues. During the three months ended June 30, 2009, revenues from such advertisers accounted for more than 95% of revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2009 increased to $5,624,005 from $3,412,541 for the three months ended June 30, 2008, an increase of 64.8%. The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of inventory from publishers. Cost of revenues is comprised of the amounts we paid to website publishers on interCLICK’s online advertising network. Cost of revenues represented 52.8% of revenues for the three months ended June 30, 2009 compared to 73.0% of revenues for the three months ended June 30, 2008. The decrease is primarily attributable to: (1) improvements in our supply chain management platform, resulting in a better match between acquired publisher inventory and advertising campaign demand and (2) targeting efficiencies achieved through our proprietary technology platform.

Gross profit for the three months ended June 30, 2009 increased to $5,024,681 from $1,261,088 for the three months ended June 30, 2008, an increase of 298%.  Our gross margin was 47.2% for the three months ended June 30, 2009 compared to 27.0% for the three months ended June 30, 2008.

Operating Expenses:

General and Administrative

General and administrative expenses consist primarily of executive and administrative compensation, facilities costs, insurance, depreciation, professional fees and investor relations fees.  General and administrative expenses for the three months ended June 30, 2009 increased to $2,414,255 from $1,410,607 for the three months ended June 30, 2008, an increase of 71.2%.  The increase is primarily attributable to headcount expansion over the period.  We hired 21 employees in the second quarter to meet the expected growth trajectory of our business, growing our employee base from 43 to 64 employees.  We expect to continue hiring new employees for the balance of 2009, albeit at a slower pace than in the second quarter.  General and administrative expenses represented 22.7% of revenues for the three months ended June 30, 2009 compared to 30.2% of revenues for the three months ended June 30, 2008.

Included in general and administrative expenses are non-cash stock based compensation, which is comprised of expense from our stock and stock option plans and amortization of warrants issued for consulting services.  Non-cash stock based compensation for the three months ended June 30, 2009 increased to $777,173 from $502,379 for the three months ended June 30, 2008, an increase of 54.7%.  The increase is primarily attributable to the award of stock option grants to current as well as new employees.  Non-cash stock based compensation represented 7.3% of revenues for the three months ended June 30, 2009 compared to 10.7% of revenues for the three months ended June 30, 2008. The remaining portion of stock-based expenses for the three months ended June 30, 2008 totaling $62,580 is allocated to discontinued operations, which are discussed below.

Future non-cash compensation expense related to unvested options, restricted stock awards and warrants amounts to $6,252,905 as of June 30, 2009, of which $1,234,060 will be amortized in the remainder of 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2009 increased to $2,691,096 from $1,445,894 for the three months ended June 30, 2008, an increase of 86.1%.   The increase is primarily attributable to our national sales-force expansion.  Sales and marketing expenses represented 25.3% of revenues for the three months ended June 30, 2009 compared to 30.9% of revenues for the three months ended June 30, 2008.

Technology Support

Technology support consists primarily of compensation of technology support and related consulting resources and third party ad server costs for interCLICK. Technology support and related consulting support resources have been directed primarily towards continued enhancement of our proprietary behavioral targeting platform, including integration of third party data providers, upgrades to our optimization system, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the three months ended June 30, 2009 increased to $420,958 from $231,371 for the three months ended June 30, 2008, an increase of 81.9%. The increase is primarily attributable to expenditures necessary to support interCLICK’s increased business as well as expected increases in revenues. Technology support expenses represented 4.0% of revenues for the three months ended June 30, 2009 compared to 5.0% of revenues for the three months ended June 30, 2008.

Merger, Acquisition, Divestiture and Investor Relations Costs

Merger, acquisition, divestiture and investor relations costs consist primarily of legal, audit and accounting services related to the acquisition and subsequent divestiture of Options in addition to investor relations services.  Merger, acquisition, divestiture and investor relations costs for the three months ended June 30, 2009 decreased to $113,156 from $274,903 for the three months ended June 30, 2008, a decrease of 58.8%.   The decrease is primarily attributable to the acquisition of Options in January 2008 and its subsequent divestiture in June 2008 whereas the 2009 costs consist primarily of investor relations.  Merger, acquisition, divestiture and investor relations costs represented 1.1% of revenues for the three months ended June 30, 2009 compared to 5.9% of revenues for the three months ended June 30, 2008.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition.  Amortization of intangible assets for the three months ended June 30, 2009 decreased to $49,760 from $104,630 for the three months ended June 30, 2008, a decrease of 52.4%.  The decrease is primarily attributable to the accelerated amortization applicable to acquired customer relationships.   Amortization of intangible assets represented 0.5% of revenues for the three months ended June 30, 2009 compared to 2.2% of revenues for the three months ended June 30, 2008.

Loss From Discontinued Operations, Net

Loss from discontinued operations for the three months ended June 30, 2008 consists of a loss from discontinued operations of $218,187 and the loss on the sale of discontinued operations of $624,981. The loss from discontinued operations for the three months ended June 30, 2008 also contains $62,580 of stock-based expense.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2009 totaled $822,654 and resulted primarily from a $2,968,432 increase in accounts receivable and a $1,001,076 net loss, partially offset by $1,353,743 in stock-based compensation, an increase in accounts payable of 1,083,434, an increase in accrued expenses of $292,816, and a $232,061 change in fair value of a warrant derivative liability.

Net cash used in investing activities during the six months ended June 30, 2009 totaled $52,454 and resulted from $73,883 of purchases of property and equipment, offset by proceeds from the sale of Options Media Group Holdings, Inc. (“OPMG”) stock of $21,429.

Net cash provided by financing activities during the six months ended June 30, 2009 was $3,726,223 and resulted primarily from net proceeds of $2,257,000 from a private placement, $1,574,859 received under our credit facility (net of repayments), partially offset by the repayment of $100,000 of notes payable.

On September 26, 2008, Barry Honig, one of our Co-Chairmen, and GRQ Consultants, Inc. 401(k) (an entity controlled by Mr. Honig) loaned interCLICK a total of $1,300,000 and we issued to each $650,000 6% promissory notes.  We repaid Mr. Honig’s note in 2008 and as of December 31, 2008 owed GRQ $400,000, which was due June 30, 2009.  On June 5, 2009, the Board of Directors approved an extension of the due date of $100,000 of the note from June 30, 2009 to December 31, 2009.  In addition, this $100,000 note which was previously not convertible was made convertible at $2.00 per share.  On June 22, 2009, interCLICK repaid $100,000 of the remaining $300,000 non-convertible note and extended the due date of this remaining non-convertible note to December 31, 2009.  As of the date of this report, GRQ holds a $200,000 6% secured promissory note and a $100,000 6% promissory note convertible at $2.00 per share, each due December 31, 2009.

On November 13, 2008, interCLICK entered into a revolving credit facility with Crestmark Commercial Capital Lending, LLC to finance certain eligible accounts receivables of interCLICK in an amount up to $3.5 million (increased to $4.5 million on February 3, 2009 and increased to $5.5 million on April 30, 2009).  The line of credit expires on May 12, 2010 and is secured by all of the assets of interCLICK except the OPMG shares.

At June 30, 2009, interCLICK had $2,784,986 in cash and cash equivalents and working capital of $1,711,329.  As of July 30, 2009, interCLICK had approximately $2,700,000 of cash and cash equivalents.  As its business has expanded, interCLICK has had positive earnings before interest, taxes, depreciation, and amortization including stock-based compensation for the last three quarters.  interCLICK continues to expand and had record revenues in July 2009.  Management anticipates that revenues will continue to increase for at least the next 12 months.  In addition to our $1,711,329 of working capital, the unused amount under the Crestmark line of credit available was $1,374,421 at June 30, 2009.  interCLICK is in advanced discussions to increase this line of credit.  For all of these reasons, interCLICK expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

In the next 12 months, we expect to acquire up to $2,000,000 in capital assets to establish the appropriate scale of technology assets necessary both to support the realization of growth objectives as well as to advance interCLICK’s present competitive position. We expect these capital assets will be acquired through conventional capital leases reducing our need to use available cash.

Related Party Transactions

No related party transactions had a material impact on our operating results.  See Note 9 to our unaudited condensed consolidated financial statements.

New Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Critical Accounting Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the interCLICK’s financial condition. The two accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the interCLICK’s results of operations and financial condition.  See Note 3 to the unaudited condensed consolidated financial statements.

With the present economic recession, management is particularly attentive to the potential for lengthening account receivable collection cycles and the attendant possibility of an increase in bad debts. However, as collection performance improved over the course of the first quarter of 2009 in part due to a major retailer client receiving an $80,000,000 capital investment, management opted to reduce bad debt reserves to $185,032, or 1.8% of gross accounts receivable at June 30, 2009, from $216,532 or 2.5% of gross accounts receivable, at March 31, 2009.

Aside from bad debt reserves and write-offs, management is sensitive to the carrying value of the 7,285,715 OPMG shares currently held on the balance sheet at $728,572 which are valued based on the shares we sold privately in July 2009.

Forward Looking Statements

The statements in this report relating to our belief that our online marketers achieve a better rate of return on investment while still being able to target premium websites, our expectations that our advertising customer base and revenues will increase, our expectations that revenues from large branded advertisers will continue to grow as our advertising customer base, our growth, expectations regarding hiring additional employees, our efforts to expand our publisher base and increase levels of publishing inventory and our expectations regarding future liquidity, revenues and capital expenditures are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-K for the year ended December 31, 2008 excluding the going concern risk factor.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies

Item 4.	Controls and Procedures.

Not applicable to smaller reporting companies

Item 4T.	Controls and Procedures.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name or Class of Investor (1)	Date Sold	No. of Securities	Reason for Issuance

Investors	May 29, 2009 through June 24, 2009	705,000 shares of common stock	Waiver of anti-dilution provision in warrants
Consultant	June 2, 2009	150,000 shares of common stock	Consulting services
Executives	June 5, 2009	1,200,000 five-year stock options exercisable at $1.30 per share	Employee grants
Employees	June 5, 2009 and June 8, 2009	1,075,000 five-year stock options exercisable at $1.30 per share	Employee grants
Employees	June 10, 2009, June 22, 2009 and June 29, 2009	352,500 five-year stock options exercisable at $1.20 per share	Employee grants
Employees	June 15, 2009	40,000 five-year stock options exercisable at $1.24 per share	Employee grants
Finder	June 22, 2009	125,000 three-year warrants exercisable at $1.40 per share	Finders’ fees
Noteholder	June 29, 2009	10,000 shares of common stock	In consideration for extending note
Noteholder	June 29, 2009	11,055 shares of common stock	In lieu of paying cash for interest on note

(1)           While the SEC only requires disclosure when options issued under an employee stock option plan become exercisable, the Company has elected to disclose the issuance as a matter of convenience.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

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

No.	Description

2.1	Agreement of Merger and Plan of Reorganization, by and among Customer Acquisition Network Holdings, Inc., Customer Acquisition Network, Inc. and CAN Acquisition Sub, Inc.	Contained in Form 8-K filed September 4, 2007
2.2
Agreement and Plan of Merger, by and among Customer
Acquisition Network Holdings, Inc., Customer Acquisition Network, Inc.,
Desktop Acquisition Sub, Inc., Desktop Interactive, Inc. and
Michael Katz, Brandon Guttman and Stephen Guttman
Contained in Form 8-K filed September 4, 2007
2.3	Certificate of Merger, merging Customer Acquisition Sub, Inc. with and into Customer Acquisition Network Inc.	Contained in Form 8-K filed September 4, 2007
2.4	Certificate of Merger, merging Desktop Interactive, Inc. with and into Desktop Acquisition Sub, Inc.	Contained in Form 8-K filed September 4, 2007
2.5
Agreement of Merger and Plan of Reorganization, by and among
Options Media Group Holdings, Inc., Options Acquisition Corp.,
Options Acquisition Sub, Inc. and Customer Acquisition Network Holdings, Inc.
Contained in Form 8-K filed June 27, 2008
2.6	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc.	Contained in Form 8-K filed September 4, 2007
3.1	Amended and Restated Certificate of Incorporation	Contained in Form 8-K filed August 30, 2007
3.2	Certificate of Amendment to the Certificate of Incorporation	Contained in Form 8-K filed July 7, 2008
3.3	Amended and Restated Bylaws	Contained in Form 8-K filed August 30, 2007
4.1	Barry Honig Convertible Note	Contained in this Form 10-Q
4.2	Barry Honig 6% Senior Promissory Note	Contained in this Form 10-Q
4.3	Form of Warrant dated June 22, 2009	Contained in this Form 10-Q
10.1	Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Contained in Form 10-K filed March 31, 2009
10.2	Amendment to the Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Contained in Form 10-K filed March 31, 2009
10.3	Letter Agreement with Crestmark Commercial Capital Lending LLC increasing Line of Credit	Contained in Form 10-K filed March 31, 2009
10.4	Second Amendment to the Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Contained in Form 10-K filed March 31, 2009
10.5	Stock Pledge Agreement with Barry Honig and GRQ Consultants, Inc.	Contained in Form 8-K filed October 1, 2008
10.6	Letter Agreement with Barry Honig and GRQ Consultants, Inc.	Contained in Form 10-K filed March 31, 2009
10.7	Form of Subscription Agreement	Contained in this Form 10-Q
10.8	Form of Registration Rights Agreement	Contained in this Form 10-Q
31.1	Certification of Principal Executive Officer (Section 302)	Contained in this Form 10-Q
31.2	Certification of Principal Financial Officer (Section 302)	Contained in this Form 10-Q
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

interCLICK, INC.

August 11, 2009	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer (Principal Executive Officer)

August 11, 2009	/s/ David Garrity
David Garrity
Chief Financial Officer (Principal Financial Officer)