Form 10-Q
period 2009-09-30
interCLICK, Inc.
filed 2009-11-16
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-34523

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common Stock, $0.001 par value per share	20,667,707 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

InterCLICK, Inc. (Formerly Customer Acquisition Network Holdings, Inc.) Index to Condensed Consolidated Financial Statements

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$1,929,094	$183,871
Accounts receivable, net of allowance of $258,100 and $425,000, respectively	14,476,271	7,120,311
Due from factor	1,114,698	637,705
Prepaid expenses and other current assets	373,505	94,164
Total current assets	17,893,568	8,036,051

Property and equipment, net of accumulated depreciation of $507,771 and $ 282,490, respectively	458,483	596,913
Intangible assets, net of accumulated amortization of $869,850 and $720,570, respectively	460,833	610,113
Goodwill	7,909,571	7,909,571
Investment in available-for-sale marketable securities	728,572	1,650,000
Deferred debt issue costs, net of accumulated amortization of $31,639 and $6,667, respectively	8,361	33,333
Other assets	192,179	191,664

Total assets	$27,651,567	$19,027,645

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,508,531	$5,288,807
Due to factor	5,559,011	3,188,425
Accrued expenses (includes accrued compensation of $1,346,484 and $0, respectively)	1,688,013	310,685
Warrant derivative liability	267,789	-
Deferred revenue	151,465	9,972
Obligations under capital leases, current portion	10,239	10,615
Accrued interest	6,296	16,948
Deferred rent, current portion	3,207	-
Senior secured note payable - related party	-	400,000
Payable and promissory note settlement liability	-	248,780
Total current liabilities	15,194,551	9,474,232

Obligations under capital leases, net of current portion	1,763	9,495
Deferred rent	83,062	72,696
Total liabilities	15,279,376	9,556,423

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized,
20,644,856 and 18,922,596 issued and outstanding, respectively	20,645	18,923
Additional paid-in capital	28,076,682	24,908,509
Accumulated other comprehensive loss	(1,061,354)	(197,704)
Accumulated deficit	(14,663,782)	(15,258,506)
Total stockholders’ equity	12,372,191	9,471,222

Total liabilities and stockholders’ equity	$27,651,567	$19,027,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues	$14,395,236	$5,756,707	$33,467,213	$13,992,303
Cost of revenues	7,141,926	4,011,020	17,498,860	10,330,018
Gross profit	7,253,310	1,745,687	15,968,353	3,662,285

Operating expenses:
General and administrative	3,383,752	1,881,513	8,021,106	6,113,362
Sales and marketing	2,317,245	886,511	5,468,122	2,443,776
Technology support	830,626	294,558	2,149,103	839,579
Amortization of intangible assets	49,760	104,571	149,280	313,938
Total operating expenses	6,581,383	3,167,153	15,787,611	9,710,655

Operating income (loss) from continuing operations	671,927	(1,421,466)	180,742	(6,048,370)

Other income (expense):
Interest income	-	8,140	12	14,903
Interest expense	(245,854)	(189,382)	(486,127)	(1,422,885)
Loss on disposal of property and equipment	-	(15,385)	-	(15,385)
Loss on settlement of debt	-	-	-	(20,121)
Warrant derivative liability expense	(274,725)	-	(506,786)	-
Loss on sale of available-for-sale securities	-	(116,454)	(36,349)	(116,454)
Total other income (expense)	(520,579)	(313,081)	(1,029,250)	(1,559,942)

Income (loss) from continuing operations before equity investment	151,348	(1,734,547)	(848,508)	(7,608,312)

Equity in investee's loss, net of income taxes	-	(404,103)	-	(653,231)

Income (loss) from continuing operations	151,348	(2,138,650)	(848,508)	(8,261,543)

Discontinued operations:
Loss from discontinued operations, net of income taxes	-	(1,053,059)	-	(1,988,232)
Loss on sale of discontinued operations, net of income taxes	-	(498,554)	(1,220)	(1,123,535)
Loss from discontinued operations, net	-	(1,551,613)	(1,220)	(3,111,767)

Net income (loss)	151,348	(3,690,263)	(849,728)	(11,373,310)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(314,158)	(899,999)	(314,158)
Reclassification adjustments for losses included in net income (loss)	-	116,454	36,349	116,454
Total other comprehensive loss	-	(197,704)	(863,650)	(197,704)

Comprehensive income (loss)	$151,348	$(3,887,967)	$(1,713,378)	$(11,571,014)

Earnings (loss) per share from continuing operations - basic and diluted	$0.01	$(0.12)	$(0.04)	$(0.45)
Loss per share from discontinued operations - basic and diluted	-	(0.08)	-	(0.17)
Net earnings (loss) per share - basic and diluted	$0.01	$(0.20)	$(0.04)	$(0.62)

Weighted average number of common shares - basic	20,628,042	18,904,118	19,578,110	18,450,209
Weighted average number of common shares - diluted	22,399,847	18,904,118	19,578,110	18,450,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2008	18,922,596	$18,923	$24,908,509	$(197,704)	$(15,258,506)	$9,471,222

Cumulative effect of change in accounting principle	-	-	(1,864,466)	-	1,444,452	(420,014)

Stock - based compensation	5,274	5	1,891,879	-	-	1,891,884

Common stock issued to eliminate or modify price protection for warrants	352,500	352	658,659	-	-	659,011

Common stock issued for services rendered and to be rendered	75,000	75	185,925	-	-	186,000

Common stock and warrants issued under private placement, net of placement fees	1,250,000	1,250	2,255,750	-	-	2,257,000

Common stock issued to extend debt maturity date	5,000	5	11,995	-	-	12,000

Common stock issued in lieu of cash to pay accrued interest	5,528	6	13,260	-	-	13,266

Unrealized loss on available for sale securities	-	-	-	(899,999)	-	(899,999)

Reclassification adjustment for losses on available-for-sale securities included in net income(loss)	-	-	-	36,349	-	36,349

Stock options exercised	28,958	29	15,171	-	-	15,200

Net loss	-	-	-	-	(849,728)	(849,728)

Balance, September 30, 2009	20,644,856	$20,645	$28,076,682	$(1,061,354)	$(14,663,782)	$12,372,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(849,728)	$(11,373,310)
Add back loss from discontinued operations, net	1,220	3,111,767
Loss from continuing operations	(848,508)	(8,261,543)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Stock-based compensation	1,953,884	1,441,240
Warrant derivative liability expense	506,786	-
Depreciation	225,281	172,671
Amortization of intangible assets	149,280	313,938
Loss on sale of available-for-sale securities	36,349	116,454
Amortization of debt issue costs	24,972	77,505
Amortization of debt discount	12,000	1,239,061
Equity method pick up from investment	-	653,231
Write-off of deferred acquisition costs	-	96,954
Loss on settlement of debt	-	20,121
Loss on disposal of property and equipment	-	15,385
Provision for bad debts	(87,084)	252,236
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,268,876)	(1,565,763)
Increase in prepaid expenses and other current assets	(155,341)	(150,046)
Increase in other assets	(515)	(145,006)
Increase in accounts payable	2,219,724	1,492,102
Increase (decrease) in accrued expenses	1,377,328	(436,329)
Increase (decrease) in accrued interest	2,614	(35,105)
Increase in deferred revenue	141,493	100,935
Increase in deferred rent	13,573	-
Net cash used in operating activities	(1,697,040)	(4,601,959)

Cash flows from investing activities:
Purchases of property and equipment	(86,851)	(322,548)
Proceeds from sales of property and equipment	-	13,000
Proceeds from sale of available-for-sale securities	21,429	1,034,000
Deferred acquisition costs	-	(10,619)
Net cash (used in) provided by investing activities	(65,422)	713,833

Cash flows from financing activities:
Proceeds from common stock and warrants issued for cash	2,257,000	2,912,500
Proceeds from stock options exercised	15,200	-
Proceeds from factor, net	1,893,593	-
Proceeds from issuance of notes payable	-	1,300,000
Principal payments on notes payable	(400,000)	(4,523,573)
Principal payments on capital leases	(8,108)	(8,002)
Net cash provided by (used in) financing activities	3,757,685	(319,075)

Cash flows from discontinued operations:
Cash flows from operating activities	-	(1,563,145)
Cash flows from investing activities-acquisition	-	(1,885,624)
Cash flows from investing activities-divestiture	(250,000)	4,591,676
Net cash (used in) provided by discontinued operations	(250,000)	1,142,907

Net increase (decrease) in cash and cash equivalents	1,745,223	(3,064,294)

Cash and cash equivalents at beginning of period	183,871	3,675,483

Cash and cash equivalents at end of period	$1,929,094	$611,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
Supplemental disclosure of cash flow information:
Interest paid	$412,364	$261,796
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$863,650	$197,704
Issuance of common stock to eliminate or modify price protection
for warrants	$508,497	$-
Issuance of common stock for services to be rendered	$124,000	$189,000
Issuance of common stock to pay accrued interest payable	$13,266	$-
Issuance of common stock to extend debt maturity date	$12,000	$-
Issuance of common stock and warrants in business combination	$-	$5,746,442
Issuance of common stock and warrants in debt settlement	$-	$611,000
Issuance of shares in Options Media Group Holdings, Inc. to
settle accounts payable	$-	$54,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Overview

Outsiders Entertainment, Inc. was incorporated on March 4, 2002 under the laws of the State of Delaware. On August 28, 2007, the name was changed to Customer Acquisition Network Holdings, Inc.  On June 25, 2008, the name was changed to interCLICK, Inc (the “Company”).

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

On August 31, 2007, the Company entered into and consummated an Agreement and Plan of Merger (the “Desktop Merger”), wherein the Company acquired 100% of Desktop Interactive, Inc. (“Desktop”), a privately-held Delaware corporation engaged in the Internet advertising business.

On January 4, 2008, Holdings consummated an Agreement and Plan of Merger (the “Options Merger”), wherein Holdings formed, Options Acquisition Sub, Inc. (“Options Acquisition”), and Options Newsletter, Inc. (“Options Newsletter” or "Options") was merged with and into Options Acquisition, which was the surviving corporation and a wholly-owned subsidiary of Holdings.  On June 23, 2008, Options Acquisition was sold to Options Media Group Holdings, Inc (“OPMG”).

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008 and our financial position as of September 30, 2009 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009. The December 31, 2008 balance sheet is derived from those statements.

All references to outstanding shares, options, warrants and per share information have been adjusted to give effect to the one-for-two reverse stock split effective October 23, 2009.

Note 2. Liquidity

Although the Company has had historical net losses and net cash used in operations through September 30, 2009, the Company's revenues and gross margins have experienced positive trends.  In June 2009, the Company completed a private placement resulting in net proceeds of $2,257,000.  At September 30, 2009, the Company had cash of $1,929,094 and positive working capital of $2,699,017.  The Company also has a factoring agreement (Crestmark Commercial Capital Lending, LLC (“Crestmark”).  The unused amount under the line of credit was $2,555,687 at September 30, 2009 and allows the Company to convert up to 80% of eligible accounts receivable quickly to cash.  For all of these reasons, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 3. Significant Accounting Policies

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Significant estimates include the valuation of accounts receivable and allowance for doubtful accounts, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of discounts on debt, valuation of derivatives, valuation of investment in available-for-sale securities, valuation of common shares, options and warrants granted for services or recorded as debt discounts or other non-cash purposes including business combinations, the valuation allowance on deferred tax assets, estimates of the tax effects of business combinations and sale of subsidiary, and estimates in equity investee’s losses.

Principles of Consolidation

The consolidated financial statements include the accounts of interCLICK, Inc. and its wholly-owned subsidiary and Options Acquisition through its sale date.  All significant inter-company balances and transactions have been eliminated in the consolidation.  As a result of the Options Divestiture, the results of Options Acquisition are reported as “Discontinued Operations”.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of the predecessor to Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures”.  All references to Topic 820 include the predecessor.  ASC Topic 820 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, ASC Topic 820 was amended in order to delay the effective date of ASC Topic 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Excluded from the scope of ASC Topic 820 are certain leasing transactions accounted for under ASC Topic 840, “Leases.”  The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC Topic 820.

Reclassifications

Certain amounts in the accompanying 2008 financial statements and those previously issued for the three and six months ended June 30, 2009 have been reclassified at September 30, 2009.  In particular, bad debt expense is now included in general and administrative expenses.  Merger, acquisition, divestiture and investor relations costs are now included in general and administrative expenses.  Ad serving costs have been reclassified from general and administrative costs to cost of revenues.  Whereas all compensation costs (including stock-based compensation) had been included in general and administrative expenses, a portion of these costs have been allocated to both sales and marketing expenses and technology support expenses.

Discontinued Operations

On June 23, 2008, the Company completed the sale of its Options Acquisition subsidiary pursuant to an Agreement of Merger and Plan of Reorganization.  The amounts associated with the sale of this subsidiary are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements, in accordance with ASC 820-20-45.  In addition, certain allocable corporate expenses pertaining to Options Acquisition are also included in discontinued operations.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Accounting for Derivatives

The Company evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”.  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

Cumulative Effect of Change in Accounting Principle

On January 1, 2009, the Company determined that certain of its warrants previously issued contain round-down protection (price protection) and such instruments are not considered indexed to a company’s own stock because neither the occurrence of a sale of common shares by the Company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.  Accordingly, the warrants with price protection qualify as derivatives and need to be separately accounted for as a liability under ASC Topic 815.  In accordance with ASC Topic 815, the cumulative effect of the change in accounting principle has been applied retrospectively and has been recognized as an adjustment to the opening balance of equity.  The cumulative-effect adjustment amounts recognized in the statement of financial position as a result of the initial adoption of this policy were determined based on the amounts that would have been recognized if the policy had been applied from the issuance date of the instrument.  As a result of the accounting change, the accumulated deficit as of January 1, 2009 decreased from $15,258,506, as originally reported, to $13,814,054 and additional paid-in capital decreased from $24,908,509, as originally reported, to $23,044,043.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that became part of ASC Topic 855, “Subsequent Events”.  ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of ASC Topic 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued an accounting standard whereby the FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in ASC Topic 105.  All other accounting literature not included in the Codification is non-authoritative.  The Codification is not expected to have a significant impact on the Company’s financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 4. Intangible Assets

Intangible assets, which were all acquired from the Desktop business combination, consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Domain name	683	683
	1,330,683	1,330,683
Accumulated amortization	(869,850)	(720,570)
Intangible assets, net	$460,833	$610,113

Customer relationships are fully amortized as of September 30, 2009 and were amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three-year life of the customer relationships.  Accordingly, this resulted in accelerated amortization in which the majority of costs were amortized during the two-year period following the acquisition date of the intangible.

Developed technology is being amortized on a straight-line basis over five years.

The domain name is fully amortized as of September 30, 2009 and was amortized over its remaining life of six months following the acquisition date of the intangible.

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2009:

Year Ending December 31,
2009	$39,500
2010	158,000
2010	158,000
2011	105,333
Total	$460,833

Note 5.  Investment in Available-For-Sale Marketable Securities

The following represents information about available-for sale securities held at September 30, 2009:

Securities in loss positions		Aggregate	Aggregate
more than 12 months	Cost	Unrealized losses	Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$1,789,926	$1,061,354	$728,572

At the closing of the Options Divestiture on June 23, 2008, the Company, as Options Acquisition’s sole stockholder, received as part of the divestiture 12,500,000 shares of OPMG’s common stock.  The OPMG shares were valued at $3,750,000 using a price of $0.30 per share, which was based on a private placement for OPMG shares that was occurring at the same time of the Options Divestiture.  From June 23, 2008 forward, the Company accounted for the investment in OPMG under the equity method until September 18, 2008, at which time the Company’s ownership percentage fell to below 20% and the Company lost significant influence and control over the investee.  From June 23, 2008 through September 18, 2008, the Company recognized an aggregate of $653,231 of its proportionate share of the investee losses.  During that same period, the Company sold an aggregate of 4.7 million OPMG shares having a basis of $1,180,496 for proceeds of $1,034,000, resulting in a loss of $146,496.  On September 30, 2008, the Company gave 100,000 OPMG shares having a basis of $24,568 in order to settle $54,611 of accounts payable, resulting in a gain of $30,042.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 5.  Investment in Available-For-Sale Marketable Securities (Continued)

While the OPMG closing stock price on September 30, 2009 was $0.13 per share, management has deemed the market for OPMG shares to be inactive in nature due to the extremely low average volume of shares traded.  In May 2009, the Company sold some of its shares of OPMG to an unrelated third party for $0.10 per share.  Accordingly, the Company has utilized the $0.10 per share price from the May 2009 sale to value its remaining 7.3 million OPMG shares resulting in a fair value of $728,572 as of September 30, 2009.  As a result of the valuation, the Company maintains a $1,061,354 unrealized loss on available-for-sale equity securities in the stockholders’ section of the accompanying condensed consolidated balance sheet.  The Company has determined that the decline in the fair value of its investment in OPMG below its cost basis is not other than temporary as of September 30, 2009, based on the extent and length of time over which the market value has been less than cost; a due diligence inquiry the Company made relating to OPMG’s prospects; an understanding that OPMG is taking steps to raise additional capital; and because the Company has both the ability and the intent to keep its investment in OPMG for a period sufficient to allow for an anticipated recovery in market value. Our co-chairmen are OPMG’s largest debt holders.

Note 6. Notes Payable – Related Party, Factor Agreement and Other Obligations

Notes Payable – Related Party

Notes payable – related party consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
6% Senior secured promissory note payable - related party	$-	$400,000
Less: Current maturities	-	(400,000)
Amount due after one year	$-	$-

On June 5, 2009, the Company and the noteholder, one of our co-chairmen, agreed to extend the maturity date for $100,000 of the notes payable from June 30, 2009 to December 31, 2009.  In exchange, this portion of the notes payable was converted to a 6% unsecured convertible note, convertible at the rate of $4.00 per share.  The modification of this debt instrument was substantial and, therefore under GAAP, the debt was deemed to be extinguished and replaced with new debt.  The conversion feature was the only consideration given to the noteholder for the maturity date extension.  As the conversion feature’s exercise price exceeded the quoted trade price of the underlying stock at the date of the modification, it did not have any intrinsic value.  Accordingly, the Company did not record any entries pertaining to the aforementioned replacement of the noteholder’s debt.  On September 29, 2009, the entire principal amount of the convertible note payable of $100,000 was repaid.

On June 22, 2009, the Company repaid $100,000 of the remaining $300,000 of senior secured promissory note payable. In addition, the Company and the noteholder agree to extend the maturity date for the remaining $200,000 of the notes payable from June 30, 2009 to December 31, 2009. In exchange, the noteholder received 5,000 common shares having a fair value of $12,000, which was treated as debt discount and was being amortized over the remaining term of the debt. Additionally, the Company issued 5,528 common shares in lieu of cash as payment for $13,266 of accrued interest related to the notes payable. On August 19, 2009, the entire principal amount of the senior secured note payable of $200,000 was repaid along with a portion of the accrued interest of $1,874. Accordingly, the remaining unamortized portion of the debt discount of $11,500 was recognized as interest expense during the three months ended September 30, 2009.

Accrued interest related to above notes at September 30, 2009 and December 31, 2008 was $6,296 and $16,948, respectively.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 6. Notes Payable – Related Party, Factor Agreement and Other Obligations (Continued)

Factor Agreement

On November 13, 2008, the Company entered into a revolving credit facility, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (subsequently increased to $4.5 million on February 3, 2009, $5.5 million on April 30, 2009, and to $7.0 million on September 2, 2009), which would represent gross factored accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark credit facility has an interest rate equal to prime plus 1.0% (overall interest rate of 4.25% at September 30, 2009) and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares, which had been pledged to secure the 6% senior secured promissory note payable – related party.  In addition, the Company pays 0.575% (decreased to 0.375% on September 2, 2009) per 30 days on each invoice amount until the invoice is paid.  The Crestmark credit facility was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and renews automatically unless terminated by either party not less than 30 days and not more than 90 days prior to the next anniversary date.  The balance due on the Crestmark credit facility at September 30, 2009 was $4,444,313, which is net of the 20% reserve of $1,114,698 that is presented as Due from factor, a current asset.  The unused amount under the line of credit available to the Company at September 30, 2009 was $2,555,687.

The following is a summary of accounts receivable factored as well as factor fees incurred for the three and nine months ended September 30, 2009:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009
Accounts receivable factored	$8,790,480	$24,498,489

Factoring fees incurred	$200,188	$447,675

Note 7. Net Earnings (Loss) per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method) as well as nonvested common shares and convertible debt.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  Accordingly, potentially dilutive securities for the nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008 have not been included in the calculation of the diluted net loss per share as such effect would have been anti-dilutive.  As a result, the basic and diluted loss per share amounts for the nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008 are identical.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 7. Net Earnings (Loss) per Share (Continued)

Components of basic and diluted earnings per share for the three months ended September 30, 2009 were as follows:

	For the Three Months Ended September 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Income from continuing operations	$151,348

Basic EPS
Income available to common stockholders	$151,348	20,628,033	$0.01

Effect of Dilutive Securities
Stock options	-	1,565,617
Warrants	-	158,012
Nonvested common stock	-	23,448
Convertible debt	1,496	24,728

Diluted EPS
Income available to common stockholders + assumed conversions	$152,844	22,399,838	$0.01

Options to purchase 252,500 common shares and warrants to purchase 428,460 common shares were outstanding during the three months ended September 30, 2009, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.  The options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Options to purchase 4,599,167 common shares, warrants to purchase 1,126,025 common shares, and 23,448 nonvested common shares were outstanding during the nine months ended September 30, 2009, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive.  The options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Note 8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 preferred shares having a par value of $0.001 per share, of which none was issued and outstanding at September 30, 2009 and December 31, 2008.

Common Stock

The Company is authorized to issue up to 140,000,000 common shares having a par value of $0.001 per share, of which 20,644,856 and 18,922,596 shares were issued and outstanding at September 30, 2009 and December 31, 2008, respectively.  At the Company’s 2009 annual meeting that was held on October 23, 2009, the stockholders of the Company voted to approve a 1 for 2 reverse stock split of the Company’s common stock.  Each stockholder entitled to a fractional share as a result of the reverse stock split received a full share in lieu of any such fractional share.  Accordingly, all share amounts have been retroactively restated to reflect the reverse stock split.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 8. Stockholders’ Equity (Continued)

Common Stock (Continued)

During the period from May 18, 2009 through June 17, 2009, the Company entered into separate agreements with investors that had purchased equity units in the Company during 2008.  These equity units had consisted of common shares and warrants to purchase common shares, both of which contained price protection clauses.  As a result of these agreements, the Company issued 352,500 common shares in exchange for (i) the elimination of price protection on 650,000 common shares, the elimination of price protection on warrants to purchase 314,940 common shares, and (iii) the repricing of warrants to purchase 272,565 common shares from an exercise price of $5.00 per share to $2.80 per share.  Accordingly, the warrant derivative liability was valued at the date of the agreements relinquishing the price protection clauses and the difference was recorded to warrant derivative liability expense in the accompanying unaudited consolidated statements of operations.  As a result of the common shares issued in connection with the elimination of round-down protection for the warrants, an additional $150,514 was recorded to warrant derivative liability expense in the accompanying unaudited consolidated statement of operations. Then, the pertinent portion of the warrant liability of $508,497 was reclassified to equity by an increase in common stock of $352 and an increase in additional paid-in capital of $508,145.

On June 1, 2009, the Company issued 75,000 common shares to a consultant for services to be rendered over a 12-month period.  The shares have a fair value of $186,000, of which $62,000 was recognized as of September 30, 2009, and the remaining $124,000 remains deferred and is included in prepaid expenses and other current assets on the accompanying unaudited consolidated balance sheet.

On June 22, 2009, the Company issued 5,000 common shares having a fair value of $12,000 in order to extend the maturity date for a portion of its notes payable – related party (see Note 6).  Additionally, the Company issued 5,528 common shares to settle $13,266 of accrued interest related to the notes payable – related party (see Note 6).

On June 22, 2009, the Company closed a private placement whereby the Company sold to four investors (one of whom was a co-chairman of the Company’s Board of Directors) (i) 1,250,000 common shares and (ii) three-year warrants to purchase 312,500 common shares at an exercise price of $2.80 per share for gross proceeds of $2,500,000, of which $243,000 and three-year warrants to purchase 112,500 common shares at an exercise price of $2.80 per share was paid in direct placement costs.  As part of the private placement, the Company agreed to file a registration statement within 60 days of closing and that said registration statement would be declared effective within 120 days of closing, subject to liquidated damages.  On August 21, 2009, the Company filed the registration statement, which then became effective on August 31, 2009.  As a result, no liquidated damages are due or shall become due regarding the registration rights (see Note 10).

Warrant Grants

On June 22, 2009, as part of a private placement, the Company issued three-year warrants to purchase 425,000 common shares exercisable at $2.80 per share (see above).

A summary of the Company’s warrant activity during the nine months ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance Outstanding, 12/31/08	701,025	$4.68
Granted	425,000	$2.80
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance Outstanding, 9/30/09	1,126,025	$3.44	3.1	$-

Exercisable, 9/30/09	1,126,025	$3.44	3.1	$-

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 8. Stockholders’ Equity (Continued)

Warrant Grants (Continued)

Certain of the Company’s warrants contain round-down protection (price protection), which caused the warrants to be treated as derivatives (see Note 9).  The fair value of the warrant derivative liability was $267,789 as of September 30, 2009 and has been recorded as a liability in the accompanying unaudited condensed consolidated balance sheet.  The change in fair value (taking into consideration the cumulative effect of the change in accounting principle adopted on January 1, 2009) of the warrant derivative liability of $356,272 during the nine months ended September 30, 2009 has been recorded in the accompanying unaudited condensed consolidated statement of operations as other income (expense).

Stock Incentive Plan and Option Grants

On February 6, 2009, the Company increased the number of common shares eligible for grant under the 2007 Incentive Stock and Award Plan (the “Plan”) from 500,000 to 612,500 common shares.  In addition, the 2007 Equity Incentive Plan was deemed fully used with 2,250,000 common shares reserved and any remaining shares available for grant, including the new 112,500 common shares, shall be under the Plan.  On June 5, 2009, the Company increased the number of common shares eligible for grant under the Plan from 612,500 to 1,862,500 common shares.  On July 27, 2009, the Company increased the number of common shares eligible for grant under the Plan from 1,862,500 to 2,112,500 common shares.  On September 24, 2009, the Company increased the number of common shares eligible for grant under the Plan from 2,112,500 to 3,112,500 common shares.

On February 6, 2009, the Company granted options to purchase 310,000 common shares (all of which were under the Plan) at an exercise price of $1.52 having an aggregate fair value of $384,400 all of which expire five years from the grant date.  Of the options granted, (i) 110,000 were issued to officers and vested immediately and (ii) 200,000 were issued to an employee and vest in equal increments over a four-year period each June 30 and December 31 commencing June 30, 2009, subject to continued employment by the Company.

During the three months ended June 30, 2009, the Company granted options to purchase 1,351,250 common shares (of which 1,201,250 were under the Plan) at various exercise prices ranging from $2.40 to $2.60 having an aggregate fair value of $2,873,850 all of which expire five years from the grant date.  Of the options granted, (i) 600,000 were issued to officers and vest in equal increments quarterly over a four-year period commencing June 30, 2009, (ii) 150,000 were issued to a director and vest in equal increments quarterly over a four-year period commencing June 30, 2009 (iii) 583,750 were issued to employees of which 200,000 vest in equal increments quarterly over a four-year period commencing June 30, 2009 and 383,750 vest annually over a three-year period subject to continued employment by the Company.

During the three months ended September 30, 2009, the Company granted options to purchase 666,250 common shares (of which 516,250 were under the Plan) at various exercise prices ranging from $2.36 to $4.00 having an aggregate fair value of $1,930,775 all of which expire five years from the grant date.  Of the options granted, (i) 250,000 were issued to an officer and vest in equal increments quarterly over a three-year period commencing September 30, 2009, (ii) 150,000 were issued to a member on the advisory board and vest in equal increments quarterly over a four-year period commencing September 30, 2009, and (iii) 266,250 were issued to employees and vest annually over a three-year period subject to continued employment by the Company.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended September 30, 2009:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 8. Stockholders’ Equity (Continued)

Stock Incentive Plan and Option Grants (Continued)

	For the Nine	For the Nine
	Months Ended	Months Ended
Assumptions	September 30, 2009	September 30, 2008
Expected life (years)	5.0	5.0
Expected volatility	115.5% - 121.4%	52.8% - 80.0%
Weighted-average volatility	119.6%	60.5%
Risk-free interest rate	1.89% - 2.86%	3.03% - 3.73%
Dividend yield	0.00%	0%

The expected life is based on the contractual term.  The expected volatility is based on historical volatility.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant.  Dividend yield is based on historical trends.  While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

A summary of the Company’s stock option activity during the nine months ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance Outstanding, 12/31/08	2,518,394	$2.19
Granted	2,327,500	$2.64
Exercised	(60,000)	$2.44
Forfeited	(128,750)	$2.61
Expired	(57,977)	$2.00
Balance Outstanding, 9/30/09	4,599,167	$2.41	4.0	$8,343,901

Exercisable, 9/30/09	1,596,041	$2.11	3.4	$3,372,654

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $2.25 and $3.98, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $100,800.  The Company expects 4,453,725 of all outstanding stock options to eventually vest.

Nonvested Common Stock Grants

On February 27, 2009, the Company granted 28,125 restricted common shares having a fair value of $56,250 (based on a quoted trading price of $2.00 per share) to an officer.  The shares were issued under the 2007 Incentive Stock and Award Plan and vest in equal increments over a four-year period each June 30 and December 31 commencing June 30, 2009, subject to continued employment by the Company.

On August 7, 2009, the Company granted 10,000 restricted common shares having a fair value of $37,400 (based on a quoted trading price of $3.74 per share) to an officer.  The shares were issued under the 2007 Incentive Stock and Award Plan and vest in six months, subject to continued employment by the Company.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 8. Stockholders’ Equity (Continued)

Nonvested Common Stock Grants (Continued)

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2008	-	-
Granted	38,125	$2.46
Vested	(5,274)	$2.00
Forfeited	-	-
Nonvested at September 30, 2009	32,851	$2.53

As of September 30, 2009, there was $6,689,949 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 9. Fair Value of Financial Instruments

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

On January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.  The accounting standard for those assets and liabilities did not have a material impact on our financial position, results of operations or liquidity.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 30, 2009.

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

 We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.  Assets and liabilities measured at fair value on a recurring basis consisted of the following at September 30, 2009:

	Total Carrying
	Value at	Fair Value Measurements at September 30, 2009
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in available-for-sale marketable securities	$728,572	$-	$728,572	$-

Liabilities:
Warrant derivative liability	$267,789	$-	$267,789	$-

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 9. Fair Value of Financial Instruments (Continued)

The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the contractual warrant term, expected volatility of our stock price over the contractual warrant term, expected risk-free interest rate over the contractual warrant term, and the expected dividend yield rate over the contractual warrant term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at September 30, 2009:

Assumptions	September 30, 2009
Expected life (years)	3.6 - 3.7
Expected volatility	115.8%
Risk-free interest rate	1.45%
Dividend yield	0.00%

The expected term is based on the contractual term.  The expected volatility is based on historical volatility.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant.  Dividend yield is based on historical trends.  While the Company believes these estimates are reasonable, the fair value would increase if a higher expected volatility was used, or if the expected dividend yield increased.

There were no changes in the valuation techniques during the three months ended September 30, 2009.

Note 10. Commitments and Contingencies

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

Registration Rights

On June 22, 2009, the Company closed a $2,500,000 private placement (see Note 8).  As part of the offering, the Company was required to file a registration statement within 60 days of the closing date of June 22, 2009 or the Company would have been obligated to pay liquidated damages (in cash or common shares, at the Company’s option) equal to 1% per month of the total amount invested.  In addition, the registration statement must have been declared effective within 120 days of closing or the Company would have been obligated to pay liquidated damages (in cash or common shares, at the Company’s option) equal to 1% per month of the total amount invested.  The maximum potential consideration that the Company could have been required to transfer under the registration payment arrangement was $150,000.  On August 21, 2009, the Company filed the registration statement, which then became effective on August 31, 2009.  The Company is obligated to maintain the effectiveness of the registration statement through December 22, 2009.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2009, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

 Note 11. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits.  As of September 30, 2009 and 2008, there was approximately $2,072,000 and $1,103,000, respectively, in excess of insurable limits.

Concentration of Revenues, Accounts Receivable and Affiliate Expense

For the three and nine months ended September 30, 2009 and 2008, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Customer 1	20.9%	0.0%	12.7%	0.0%
Customer 2	0.0%	0.0%	0.0%	12.9%
Customer 3	0.0%	0.0%	0.0%	10.1%
Totals	20.9%	0.0%	12.7%	23.0%

At September 30, 2009 and 2008, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	September 30, 2009	September 30, 2008
Customer 1	24.6%	0.0%
Totals	24.6%	0.0%

For the three and nine months ended September 30, 2009 and 2008, the Company made significant purchases from publishers with individual percentage of total affiliate expense (included in cost of revenues) equaling 10% or greater as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Publisher 1	33.6%	20.9%	25.0%	26.0%
Publisher 2	0.0%	0.0%	0.0%	12.5%
Totals	33.6%	20.9%	25.0%	38.5%

Note 12. Income Taxes

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary.  The Company also files state income tax returns in Florida, Illinois and New York.  The Company has not recorded an income tax provision or benefit for the three and nine months ended September 30, 2009 as a full valuation allowance was established in 2008 based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.  At September 30, 2009, the Company had approximately $4.3 million of federal net operating loss carryforwards which will expire from 2027 to 2029.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 13. Related Party Transactions

Included in revenues for the three and nine months ended September 30, 2008 is approximately $0 and $43,000, respectively, of revenue from a related party affiliate which was controlled by one of our executive officers and directors who was one of the former owners of Desktop, the company we acquired on August 31, 2007.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to one of our co-chairmen, all of which has been repaid as of September 30, 2009 (see Note 6).

Note 14. Subsequent Events

On November 10, 2009, the Company signed a term sheet for office space that shall be its new corporate headquarters in New York City.  The new office space shall consist of 16,840 square feet with rent of approximately $49,000 per month for a term of eight years.  The Company plans to sublet the current space of its headquarters.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in Part II, Item 1A, of this report.

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

Company Overview

interCLICK provides a transparent platform enabling digital advertisers and agencies to maximize return on investment (“ROI”) at unprecedented scale. The Company's platform applies traditional supply chain methodologies leveraging premium publisher inventory and third party data sources to maximize the effectiveness along the online advertising value chain.

interCLICK is a next-generation online ad network that combines complete data and inventory transparency with best in breed targeting solutions. Its premier technology platform increases campaign effectiveness and ROI by delivering highly targeted ads to the most relevant audiences with unprecedented scalability. The interCLICK platform was built to leverage leading data providers and targeting technology to deliver the most efficient campaigns at the greatest scale for advertisers.

Significant events which have affected our results of operations include:

•
Our revenues for the quarter ended September 30, 2009 were $14,395,236 compared to $5,756,707 for the same quarter in 2008 and $10,648,686 in the quarter ended June 30, 2009.  These increases were 150% and 35.2%, respectively.  In the first nine months of 2009, our revenues were $33,467,213 compared to $13,992,303 for the same period in 2008, or an increase of approximately 139%;

•
As our revenues increased, our gross margins also increased. Our gross margins were 50.4% for the third quarter 2009 as compared to 30.3% for the third quarter 2008 and 47.7% for the first nine months of 2009 compared to 26.2% for the same period of 2008;

•
For the quarter ended September 30, 2009, our net income was $151,348 or $0.01 per share compared to a net loss of $3,690,263 for the quarter ended September 30, 2008 as compared to net losses of $849,728 and $11,373,310 for the nine months ended September 30, 2009 and 2008, respectively; included in the quarter ended September 30, 2009 net income was an accounting charge of $150,514 to warrant derivative liability expense for common shares issued in Q2 in order to eliminate round-down price protection on certain warrants;

•	We achieved positive earnings before interest, taxes, depreciation and amortization, including stock-based compensation for four straight quarters beginning with the fourth quarter of 2008;
•	We increased our credit line to $7,000,000 in September 2009 to support the growth of our business; and
•	Our headcount increased to 69 people at September 30, 2009 from 64 people at June 30, 2009.

Results of Operations

The following table presents our results of operations for the three months ended September 30, 2009 and 2008. It should be noted that our results of operations and our liquidity and capital resources discussions focus primarily on the operations of interCLICK while referring to Options Acquisition Sub, Inc. (“Options”) as a discontinued operation.

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008

Revenues	$14,395,236	$5,756,707
Cost of revenues	7,141,926	4,011,020
Gross profit	7,253,310	1,745,687

Total operating expenses	6,581,383	3,167,153

Operating income (loss) from continuing operations	671,927	(1,421,466)

Total other expense	(520,579)	(313,081)

Income (loss) from continuing operations before equity investment	151,348	(1,734,547)

Equity in investee’s loss, net of income taxes	-	(404,103)

Income (loss) from continuing operations	151,348	(2,138,650)

Loss from discontinued operations, net of income taxes	-	(1,551,613)

Net income (loss)	$151,348	$(3,690,263)

Earnings (loss) per share from continuing operations – basic and diluted	$0.01	$(0.12)
Loss per share from discontinued operations – basic and diluted	-	(0.08)
Net earnings (loss) per share – basic and diluted	$0.01	$(0.20)

Weighted average shares outstanding – basic	20,628,042	18,904,118
Weighted average shares outstanding – diluted	22,399,847	18,904,118

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008.

Unless otherwise indicated, the following discussion relates to our continuing operations and does not include the operations of a company we sold in 2008.  We acquired that business in January 2008 and sold it in June 2008 resulting in a net loss on sale of $3,571,682.

Revenues

Revenues for the three months ended September 30, 2009 increased to $14,395,236 from $5,756,707 for the three months ended September 30, 2008, an increase of 150%. The increase is primarily attributable to growth of our advertiser base through our expanded national sales force and through budget increases among existing advertisers.

Seasonally, the third quarter marks the start of the stronger half of the year in terms of demand for cost per thousand (“CPM”) advertising campaigns.  interCLICK is particularly sensitive to this seasonality effect given that the majority of its revenues are tied to CPM campaigns.  Despite the marked deterioration of the broader economy over the past twelve months and in 2009, the overall U.S. Internet audience based on comScore data expanded to 197,075,997 average monthly viewers in the third quarter of 2009, an increase of 4.2%, as compared to the third quarter of 2008.  For the same period indicated, interCLICK experienced growth of 7.4%.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by interCLICK, including the continued enhancement of our behavioral targeting system and our continued ability to acquire top tier publishing inventory, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

Revenues from branded advertisers continue to account for the substantial majority of our revenues. During the three months ended September 30, 2009, revenues from such advertisers accounted for more than 95% of revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended September 30, 2009 increased to $7,141,926 from $4,011,020 for the three months ended September 30, 2008, an increase of 78.1%. The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of inventory from publishers and higher data fees. Cost of revenues is comprised of the amounts we paid to website publishers on interCLICK’s online advertising network, amounts paid to third-party data providers, and ad serving and rich media expenses directly associated with a given campaign.  Cost of revenues represented 49.6% of revenues for the three months ended September 30, 2009 compared to 69.7% of revenues for the three months ended September 30, 2008.  The decrease is primarily attributable to: (1) improvements in our supply chain management platform, resulting in a better match between acquired publisher inventory and advertising campaign demand and (2) targeting efficiencies achieved through our proprietary technology platform.

Gross profit for the three months ended September 30, 2009 increased to $7,253,310 from $1,745,687 for the three months ended September 30, 2008, an increase of 315%.  Our gross margin was 50.4 % for the three months ended September 30, 2009 compared to 30.3% for the three months ended September 30, 2008.

Operating Expenses:

The following discussion of our costs reflects the reclassification of our expense categories we implemented with the third quarter of 2009; all prior periods have been retroactively adjusted.

General and Administrative

General and administrative expenses consist primarily of executive, administrative, operations and product support compensation (including non-cash stock based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the three months ended September 30, 2009 increased to $3,383,752 from $1,881,513 for the three months ended September 30, 2008, an increase of 79.8%.  The increase is primarily attributable to headcount expansion over the 12-month period.  We hired five employees, net of terminations, in the third quarter of 2009 to meet the expected growth trajectory of our business, growing our employee base from 64 as of June 30, 2009 to 69 employees, for which a portion of related expenses are classified as general and administrative.  We expect to continue hiring new employees for the balance of 2009, at a slightly faster pace than in the third quarter.  General and administrative expenses represented 23.5% of revenues for the three months ended September 30, 2009 compared to 32.7% of revenues for the three months ended September 30, 2008.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation (including non-cash stock based compensation) for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended September 30, 2009 increased to $2,317,245 from $886,511 for the three months ended September 30, 2008, an increase of 161%.  The increase is primarily attributable to our national sales force expansion.  Sales and marketing expenses represented 16.1% of revenues for the three months ended September 30, 2009 compared to 15.4% of revenues for the three months ended September 30, 2008.

Technology Support

Technology support consists primarily of compensation (including non-cash stock based compensation) of technology support and related resources.   Technology support and related resources have been directed primarily towards continued enhancement of our proprietary behavioral targeting platform, including integration of third party data providers, upgrades to our optimization system, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the three months ended September 30, 2009 increased to $830,626 from $294,558 for the three months ended September 30, 2008, an increase of 182%. The increase is primarily attributable to expenditures necessary to support interCLICK’s increased business as well as expected increases in revenues. Technology support expenses represented 5.8% of revenues for the three months ended September 30, 2009 compared to 5.1% of revenues for the three months ended September 30, 2008.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition.  Amortization of intangible assets for the three months ended September 30, 2009 decreased to $49,760 from $104,571 for the three months ended September 30, 2008, a decrease of 52.4%.  The decrease is primarily attributable to the accelerated amortization applicable to acquired customer relationships in prior periods.   Amortization of intangible assets represented 0.3% of revenues for the three months ended September 30, 2009 compared to 1.8% of revenues for the three months ended September 30, 2008.

Stock-Based Compensation

Based upon our unvested stock options at September 30, 2009, we expect that our stock-based compensation for the fourth quarter of 2009 and the full year of 2010 will be approximately $0.8 million and $2.6 million, respectively.  To the extent employees leave in a manner different than we estimated or we grant new options, these amounts will change.

Net Loss From Discontinued Operations

There was no net loss from discontinued operations for the three months ended September 30, 2009 as compared to a net loss of $1,053,059 for the three months ended September 30, 2008.  There was no loss on sale of discontinued operations for the three months ended September 30, 2009 as compared to $498,554 for the three months ended September 30, 2008.

Net Income (Loss)

           Net income for the three months ended September 30, 2009 increased to $151,348 from a net loss of $3,690,263 for the three months ended September 30, 2008.  The increase was attributable to strong revenue and gross profit growth, partially offset by higher operating expenses which grew at a slower pace than revenue, and partially offset by higher other expenses including an accounting charge of $150,514 to warrant derivative liability expense for common shares issued in order in Q2 to eliminate round-down price protection on certain warrants.  Furthermore, the 2008 comparable period loss included loss from discontinued operations, net of income taxes, of $1,551,613, and equity in investee’s loss, net of income taxes, of $404,103.

The following table presents our results of operations for the nine months ended September 30, 2009 and 2008.

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Revenues	$33,467,213	$13,992,303
Cost of revenues	17,498,860	10,330,018
Gross profit	15,968,353	3,662,285

Total operating expenses	15,787,611	9,710,655

Operating income (loss) from continuing operations	180,742	(6,048,370)

Total other income (expense)	(1,029,250)	(1,559,942)

Loss from continuing operations before equity investment	(848,508)	(7,608,312)

Equity in investee’s loss, net of income taxes	-	(653,231)

Loss from continuing operations	(848,508)	(8,261,543)

Loss from discontinued operations, net of income taxes	(1,220)	(3,111,767)

Net loss	$(849,728)	$(11,373,310)

Loss per share from continuing operations – basic and diluted	$(0.04)	$(0.45)
Loss per share from discontinued operations – basic and diluted	-	(0.17)
Loss per share – basic and diluted	$(0.04)	$(0.62)

Weighted average shares outstanding – basic and diluted	19,578,110	18,450,209

Nine Months Ended September 30, 2009 Compared with The Nine Months Ended September 30, 2008.

Unless otherwise indicated, the following discussion relates to our continuing operations and does not include the operations of a company we sold in 2008. We acquired that business in January 2008 and sold it in June 2008 resulting in a net loss on sale of $3,571,682.

Revenues

Revenues for the nine months ended September 30, 2009 increased to $33,467,213 from $13,992,303 for the nine months ended September 30, 2008, an increase of 139%. The increase is primarily attributable to growth of our advertiser base through our expanded national sales force and through budget increases among existing advertisers.

Seasonally, the third quarter marks the start of the stronger half of the year in terms of demand for CPM advertising campaigns.  interCLICK is particularly sensitive to this seasonality effect given that the majority of its revenues are tied to CPM campaigns.  Despite the marked deterioration of the broader economy over the past twelve months and in 2009, the overall U.S. Internet audience based on comScore data expanded to 197,075,997 average monthly viewers in the third quarter of 2009, an increase of 4.2%, as compared to the third quarter of 2008.  For the same period indicated, interCLICK experienced growth of 7.4%.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by interCLICK, including the continued enhancement of our behavioral targeting system and our continued ability to acquire top tier publishing inventory, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

Revenues from branded advertisers continue to account for the substantial majority of our revenues. During the nine months ended September 30, 2009, revenues from such advertisers accounted for more than 95% of revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the nine months ended September 30, 2009 increased to $17,498,860 from $10,330,018 for the nine months ended September 30, 2008, an increase of 69.4%. The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of inventory from publishers and higher data fees. Cost of revenues is comprised of the amounts we paid to website publishers on interCLICK’s online advertising network, amounts paid to third-party data providers, and ad serving and rich media expenses directly associated with a given campaign.  Cost of revenues represented 52.3% of revenues for the nine months ended September 30, 2009 compared to 73.8% of revenues for the nine months ended September 30, 2008. The decrease is primarily attributable to: (1) improvements in our supply chain management platform, resulting in a better match between acquired publisher inventory and advertising campaign demand and (2) targeting efficiencies achieved through our proprietary technology platform.

Gross profit for the nine months ended September 30, 2009 increased to $15,968,353 from $3,662,285 for the nine months ended September 30, 2008, an increase of 336%.  Our gross margin was 47.7% for the nine months ended September 30, 2009 compared to 26.2% for the nine months ended September 30, 2008.

Operating Expenses:

The following discussion of our costs reflects the reclassification of our expense categories we implemented with the third quarter of 2009; all prior periods have been retroactively adjusted.

General and Administrative

General and administrative expenses consist primarily of executive, administrative, operations and product support compensation (including non-cash stock based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the nine months ended September 30, 2009 increased to $8,021,106 from $6,113,362 for the nine months ended September 30, 2008, an increase of 31.2%.  The increase is primarily attributable to headcount expansion over the period.  We expect to continue hiring new employees for the balance of 2009, at a slightly faster pace than in the third quarter.   General and administrative expenses represented 24.0% of revenues for the nine months ended September 30, 2009 compared to 43.7% of revenues for the nine months ended September 30, 2008.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation (including non-cash stock based compensation) for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the nine months ended September 30, 2009 increased to $5,468,122 from $2,443,776 for the nine months ended September 30, 2008, an increase of 124%.   The increase is primarily attributable to our national sales-force expansion.  Sales and marketing expenses represented 16.3% of revenues for the nine months ended September 30, 2009 compared to 17.5% of revenues for the nine months ended September 30, 2008.

Technology Support

Technology support consists primarily of compensation (including non-cash stock based compensation) of technology support and related resources. Technology support and related support resources have been directed primarily towards continued enhancement of our proprietary behavioral targeting platform, including integration of third party data providers, upgrades to our optimization system, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the nine months ended September 30, 2009 increased to $2,149,103 from $839,579 for the nine months ended September 30, 2008, an increase of 156%. The increase is primarily attributable to expenditures necessary to support interCLICK’s increased business and our development of enhanced technology solutions. Technology support expenses represented 6.4% of revenues for the nine months ended September 30, 2009 compared to 6.0% of revenues for the nine months ended September 30, 2008.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition.  Amortization of intangible assets for the nine months ended September 30, 2009 decreased to $149,280 from $313,938 for the nine months ended September 30, 2008, a decrease of 52.4%.  The decrease is primarily attributable to the accelerated amortization applicable to acquired customer relationships in prior periods.   Amortization of intangible assets represented 0.4% of revenues for the nine months ended September 30, 2009 compared to 2.2% of revenues for the nine months ended September 30, 2008.

Net Loss From Discontinued Operations

Net loss from discontinued operations for the nine months ended September 30, 2009 was $0 as compared to $1,998,232 for the nine months ended September 30, 2008.  There was a loss on sale of discontinued operations of $1,220 for the nine months ended September 30, 2009 as compared to $1,123,535 for the nine months ended September 30, 2008. The loss from discontinued operations for the nine months ended September 30, 2008 also contains $1,122,529 of stock-based expense.

Net Income (Loss)

Net loss for the nine months ended September 30, 2009 decreased to $849,728 from a net loss of $11,373,310 for the nine months ended September 30, 2008.  The decrease was attributable to strong revenue and gross profit growth, partially offset by higher operating expenses which grew at a slower pace than revenue.  Furthermore, the 2008 comparable period loss included loss from discontinued operations, net of income taxes, of $3,111,767, and equity in investee’s loss, net of income taxes, of $653,231.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2009 totaled $1,697,040 and resulted primarily from an increase in accounts receivable of $7,268,876 and a net loss of $849,728, partially offset by an increase in accounts payable of $2,219,724, stock-based compensation of $1,953,884, an increase in accrued expenses of $1,377,328 and $506,786 of warrant derivative liability expense.

Net cash used in investing activities during the nine months ended September 30, 2009 totaled $65,422 and resulted from $86,851 of purchases of property and equipment, offset by proceeds from the sale of Options Media Group Holdings, Inc. (“OPMG”) stock of $21,429.

Net cash provided by financing activities during the nine months ended September 30, 2009 was $3,757,685 and resulted primarily from net proceeds of $2,257,000 from a private placement, $1,893,593 received under our credit facility (net of repayments), partially offset by the repayment of $400,000 of notes payable.

On November 13, 2008, interCLICK entered into a revolving credit facility with Crestmark Commercial Capital Lending, LLC to finance certain eligible accounts receivables of interCLICK in an amount up to $3.5 million (subsequently increased to $4.5 million on February 3, 2009, increased to $5.5 million on April 30, 2009 and increased to $7.0 million on September 2, 2009).  The line of credit expires on May 12, 2010 and is secured by substantially all of the assets of interCLICK, except property and equipment financed elsewhere.

At September 30, 2009, interCLICK had $1,929,094 in cash and cash equivalents and working capital of $2,699,017.  As of November 6, 2009, interCLICK had approximately $1,161,817 of cash and cash equivalents.  As its business has expanded, interCLICK has had positive earnings before interest, taxes, depreciation and amortization, including stock-based compensation for the last four quarters.  interCLICK continues to expand and had very strong year-over-year revenue growth in each quarter of 2009.  Management anticipates that revenues will continue to increase through at least 2010.  In addition to our cash and cash equivalents, the unused amount under the Crestmark line of credit available was $2,740,781 at November 6, 2009.  For all of these reasons, interCLICK expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

In the next 12 months, we expect to acquire up to $2,000,000 in capital assets to further enhance the features and scale of our technology assets, which is necessary both to support the realization of growth objectives as well as to advance interCLICK’s present competitive position. We expect these capital assets will be acquired through conventional capital leases.

Related Party Transactions

No related party transactions had a material impact on our operating results.  See Note 13 to our unaudited condensed consolidated financial statements.

New Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Critical Accounting Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the interCLICK’s financial condition. The accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the interCLICK’s results of operations and financial condition.  See Note 3 to the unaudited condensed consolidated financial statements.

           With the present economic recession, management is particularly attentive to the potential for lengthening account receivable collection cycles and the attendant possibility of an increase in bad debts. However, as collection performance improved over the course of the first quarter of 2009 in part due to a major retailer client receiving an $80,000,000 capital investment, management opted to reduce bad debt reserves to $185,032, or 1.8% of gross accounts receivable at June 30, 2009, from $216,532 or 2.5% of gross accounts receivable, at March 31, 2009.  At September 30, 2009, bad debt reserves were $258,100 or 1.8% of gross accounts receivable.

Management is sensitive to the carrying value of the 7,285,715 OPMG shares held on the balance sheet at $728,572 at September 30, 2009 that are valued based on the shares we sold privately in May 2009, and further supported by a private transaction in November 2009, rather than the quoted market price as of those dates.  Management concluded that OPMG shares do not trade in a reliably active market and therefore management relied on the private transaction values.  See Notes 5 and 9 to the unaudited condensed consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including those relating to our beliefs that we can achieve a better return on investment for our clients while still being able to target the premium websites, our expectation that we will continue to increase our advertising customer base and revenues on a year-over-year basis, our expectations regarding hiring new employees for the balance of 2009, our management’s anticipation that revenues will continue to increase through at least 2010, our expectation regarding having sufficient cash and borrowing capacity to meet our working capital needs for at least the next 12 months, and our expectations regarding our capital expenditures.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the Risk Factors in Part II, Item 1A, of this report on Form 10-Q, the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets. Additionally, these forward-looking statements are presented as of the date this Form 10-Q is filed with the Securities and Exchange Commission. We do not intend to update any of these forward-looking statements.

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

Investing in our common stock involves a high degree of risk.  You should carefully consider and evaluate all of the information included in this Form 10-Q, including the risk factors below before deciding whether to invest in interCLICK. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you might lose all or part of your investment.

Risks Relating to the Company

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by an early-stage company.

Since we have a limited operating history it will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by early-stage companies in an intensely competitive industry. There can be no assurance that our efforts will be successful or that we will be able to maintain profitability.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We expect that as our business continues to grow we will need additional working capital. In addition to the proceeds we received from our June 2009 private placement, we are currently relying on our accounts receivable factoring line of credit with a commercial lender which expires in May 2010.  This lender recently expanded our line to $7,000,000.  This lender is privately-held and we have no access to any information about its financial condition.  Because of the severe impact that the recession has had on the financial service sector, we may be adversely affected in our ability to draw on our line of credit, replace this line of credit or increase the amount we can borrow. The slowdown in the global economy, the freezing of the credit markets and decline in the stock market may adversely affect our ability to raise capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors would have a material and adverse effect on our future operating results and our financial condition.

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

If advertising on the Internet loses its appeal, our revenue could decline.

 Our business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install "filter" software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of "click-fraud", particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

If we make acquisitions, it could divert management’s attention, cause ownership dilution to our shareholders and be difficult to integrate.

Following our acquisition of Desktop in August 2007, we have grown rapidly and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers.  Acquisitions may not be successful, which can have a number of adverse effects upon us including adverse financial effects and may seriously disrupt our management’s time. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business.

 If we fail to manage our existing publishing inventory and third party data partnerships effectively, our profit margins could decline and should we fail to acquire additional publishing inventory our growth could be impeded.

Our success depends in part on our ability to manage our existing publishing inventory and third party data partnerships effectively.  Our publishers are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory.  In addition, publishers can change the amount of inventory they make available to us at any time.  If a publisher decides not to make publishing inventory from its websites available to us, we may not be able to replace this inventory with that from other publishers with comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests, thus resulting in potentially lost revenues.  Additionally, if a third-party data provider stopped offering their data to us, we may not be able to replace this data with another data provider of equal or better effectiveness. Our ability to maintain our existing data partnerships, as well as attract new data partners, will depend on various factors, some of which are beyond our control.

We expect that our advertiser customers’ requirements will become more sophisticated as the Internet continues to mature as an advertising medium. If we fail to manage our existing publisher inventory effectively to meet our advertiser customers’ changing requirements, our revenues could decline. Our growth depends on our ability to expand our publisher inventory. To attract new customers, we must maintain a consistent supply of attractive publisher inventory. We intend to expand our inventory by selectively adding to our network new publishers that offer attractive demographics, innovative and quality content and growing web user traffic. Our ability both to retain current as well as to attract new publishers to our network will depend on various factors, some of which are beyond our control. These factors include, but are not limited to: our ability to introduce new and innovative services, our efficiency in managing our existing publisher inventory and our pricing policies. We cannot assure you that the size of our publisher inventory will increase or remain constant in the future.

If the technology that we currently use to target the delivery of online advertisements and to prevent fraud on our network is restricted or becomes subject to regulation, our expenses could increase and we could lose customers or advertising inventory.

Recently, the Federal Trade Commission or FTC issued guidelines recommending that companies like interCLICK that engage in behavioral targeting engage in self-regulation in order to protect the privacy of consumers who use the Internet.  If notwithstanding this report, the FTC were in the future to issue regulations, it may adversely affect what we perceive to be a competitive advantage.  This could increase our costs and reduce our future revenues.

If we cannot manage our growth effectively, we may not maintain profitability.

Businesses which grow rapidly often have difficulty managing their growth. If our business continues to grow as rapidly as we have since August 2007 and as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to continue to lose money, which will reduce our stock price.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

Our revenues, operating results and valuations of certain assets and liabilities may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and our own forecasts.  If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include the following:

•	fluctuations in demand for our advertising solutions or changes in customer contracts;

•	fluctuations in the amount of available advertising space on our network;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	the impact of our recent substantial increase in headcount to meet expected increases in revenue for the balance of 2009 and 2010;

•	fluctuations in our average ad rates (i.e., the amount of advertising sold at higher rates rather than lower rates);

•	fluctuations in the cost of online advertising and in the cost and/or amount of data available for behavioral targeting campaigns;

•	seasonal patterns in Internet advertisers’ spending;

•	worsening economic conditions which cause advertisers to reduce Internet spending and consumers to reduce their purchases;

•	changes in the regulatory environment, including regulation of advertising or the Internet, that may negatively impact our marketing practices;

•
the timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	Any changes we make in our Critical Accounting Estimates described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report;

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

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Michael Mathews, Chief Executive Officer, Michael Katz, President, Andrew Katz, Chief Technology Officer, Roger Clark, Chief Financial Officer, Jason Lynn, Vice President of Product Development, and Dave Myers, Vice President of Operations are important to the management of our business and operations and the development of our strategic direction. The loss of the services of Messrs. Mathews, Michael Katz, Andrew Katz, Clark, Lynn and Myers and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Our two largest shareholders can exert significant control over our business and affairs and may have actual or potential interests that may depart from those of our other shareholders.

Our two largest shareholders and Co-Chairmen of the Board own a substantial number of shares of our common stock.  The interests of such persons may differ from the interests of other shareholders. As a result, in addition to their positions with us, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including their ability to:

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

Because government regulation of the Internet may subject us to additional operating restrictions and regulations, our business and operating results may be adversely affected.

Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, federal and state governments are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.  Additionally, our third party data partners may be adversely affected by any new or existing laws.

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business and our third party data partners’ business:

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

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways.  As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. We may also be subject to costs and liabilities with respect to privacy issues.  Several Internet companies have incurred costs and paid penalties for violating their privacy policies.  Further, it is anticipated that new legislation may be adopted by federal and state governments with respect to user privacy.  Additionally, foreign governments may pass laws which could negatively impact our business or may prosecute us for our products and services based upon existing laws.  The restrictions imposed by and cost of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.  Further, any such laws that affect our third party data partners could indirectly harm our business and operating results.

If we are subject to legal claims, and/or government enforcement actions and held liable for our or our customers’ failure to comply with federal, state and foreign laws, regulations or policies governing consumer privacy, it could materially harm our business and damage our reputation.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress currently has pending legislation regarding privacy and data security measures (e.g., S. 495, the "Personal Data Privacy and Security Act of 2007"). Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet service providers. The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

In addition to government activity, privacy advocacy groups and the technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us adversely. Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our customers and us. Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these proposed laws or regulations may have on our business. However, if the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

Third parties may bring class action lawsuits against us relating to online privacy and data collection. We disclose our information collection and dissemination policies, and we may be subject to claims if we act or are perceived to act inconsistently with these published policies. Any claims or inquiries could be costly and divert management's attention, and the outcome of such claims could harm our reputation and our business.

Our customers are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

If we are not able to protect our intellectual property from unauthorized use, it could diminish the value of our products and services, weaken our competitive position and reduce our revenue.

Our success depends in large part on our proprietary demographic, behavioral, contextual, geographic and retargeting technologies. In addition, we believe that our trademarks are key to identifying and differentiating our products and services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Third-party software providers could copy or otherwise obtain and use our technologies without authorization or develop similar technologies independently, which may infringe upon our proprietary rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technologies or develop competing technologies. Intellectual property protection may also be unavailable or limited in some foreign countries.

We generally enter into confidentiality or license agreements with our employees, consultants, vendors, customers, and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our products and services or technologies. Our precautions may not prevent misappropriation of our products, services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

If we become involved in lawsuits relating to our intellectual property rights, it could be expensive and time consuming, and an adverse result could result in significant damages and/or force us to make changes to our business.

We rely on trade secrets to protect our intellectual property rights. If we are sued by a third party which alleges we are violating its intellectual property rights or if we sue a third party for violating our rights, intellectual property litigation is very expensive and can divert our limited resources. We may not prevail in any litigation. An adverse determination of any litigation brought by us could materially and adversely affect our future results of operations by either reducing future revenues or increasing future costs.  Additionally, an adverse award of money damages could affect our financial condition.

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

If we are not able to respond to the rapid technological change characteristic of our industry, our services may not be competitive.

The market for our services is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide competitive services. We believe that our future success will depend, in part, upon our ability to develop our services for both our target market and for applications in new markets. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our services obsolete or uncompetitive.

If our computer systems fail to operate effectively in the future, we may incur significant costs to remedy these failures and may sustain reduced revenues.

Our success depends on the continuing and uninterrupted performance of our computer systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages and malicious or accidental human acts. Any of the above factors could substantially harm our business resulting in increased costs. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data, render us unable to provide services to our customers, and expose us to material risk of loss or litigation and liability.  If we fail to address these issues in a timely manner, it may materially damage our reputation and business causing our revenues to decline.

Computer viruses could damage our business.

Computer viruses, worms and similar programs may cause our systems to incur delays or other service interruptions and could damage our reputation and ability to provide our services and expose us to legal liability, all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our revenue and results of operations could be negatively impacted if Internet usage and the development of internet infrastructure do not continue to grow.

Our business and financial results will depend on continued growth in the use of the Internet. Internet usage may be inhibited for a number of reasons, such as: inadequate network infrastructure; security concerns; inconsistent quality of service; governmental regulation; and, unavailability of cost-effective, high-speed service.

If Internet usage continues to grow, our infrastructure may not be able to support the demands placed on it, and our performance and reliability may decline. In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as electronic attacks designed to interrupt service on many websites. The Internet could lose its viability as a commercial medium due to reasons including increased governmental regulation or delays in the development or adoption of new technologies required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support our growth, our revenue and results of operations could be materially and adversely affected.

Because our third-party servers are located in South Florida, in the event of a hurricane our operations could be adversely affected.

We rely upon servers owned by third parties which are located in South Florida where our technology offices are located.  Because South Florida is in a hurricane-sensitive area, we are susceptible to the risk of damage to our servers.  This damage can interrupt our ability to provide services. If damage caused to our servers were to cause them to be inoperable for any amount of time, we would be forced to switch hosting facilities which could be more costly.  We are not insured against any losses or expenses that arise from a disruption or any short-term outages from to our business due to hurricanes or tropical storms.

Since we rely on third-party co-location providers, a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party co-location providers to host our main servers. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, short-term outages have occurred in the service maintained by co-location providers which could recur. We also rely on third-party providers for components of our technology platform. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. We determined that our internal control over financial reporting was effective as of the date of this report. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

Risks Relating to our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Actual or anticipated variations in our quarterly results of operations;
•	Our failure to meet financial analysts’ performance expectations;
•	Our failure to achieve and maintain profitability;
•	Short selling activities;
•	The loss of major advertisers, publishers or data providers;
•	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
•	The departure of key personnel;
•	Regulatory developments;
•	Changes in market valuations of similar companies; or
•	The sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading.

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

As of the date of this report, we had outstanding 20,667,707 shares of common stock of which our directors and executive officers own 5,701,398 shares which are subject to the limitations of Rule 144 under the Securities Act of 1933 or the Securities Act.  All of the remaining outstanding shares are freely tradable, except for approximately 471,000 shares. These later restricted shares will eligible for sale under Rule 144 on various dates beginning November 29, 2009 through January 20, 2010.

In general, Rule 144 provides that any non-affiliate of ours, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our filings with the Securities and Exchange Commission or the SEC.

An affiliate of interCLICK may sell after six months with the following restrictions:

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

Because almost all of our outstanding shares are freely tradable and the shares held by our affiliates may be freely sold (subject to the Rule 144 limitations), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company, without our board of directors' consent, for at least three years from the date they first hold 15% or more of the voting stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. All numbers have been adjusted to give effect to a one-for-two reverse stock split effective in the fourth quarter 2009.

Name or Class of Investor (1)	Date Sold	No. of Securities	Reason for Issuance

Employee	July 1, 2009	3,750 five-year stock options exercisable at $2.38 per share	Employment
Employee	July 6, 2009	10,000 five-year stock options exercisable at $2.36 per share	Employment
Executive	August 7, 2009	10,000 shares of common stock and 250,000 five-year stock options exercisable at $3.20 per share	Employment
Employee	August 10, 2009	10,000 five-year stock options exercisable at $3.86 per share	Employment
Employee	August 24, 2009	10,000 five-year stock options exercisable at $3.76 per share	Employment
Employees	August 25, 2009	70,000 five-year stock options exercisable at $3.80 per share	Employment
Employee	September 9, 2009	5,000 five-year stock options exercisable at $3.70 per share	Employment
Employees	September 28, 2009	157,500 five-year stock options exercisable at $4.00 per share	Employment

 (1)       While the SEC only requires disclosure when options issued under an employee stock option plan become exercisable, the Company has elected to disclose the issuance as a matter of convenience.  All of these options were granted under the 2007 Incentive Stock and Award Plan.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Incorporated herein by reference is the information disclosed under Item 8.01 on Form 8-K filed by the Company on October 23, 2009.

Item 5.	Other Information.

None

Item 6.	Exhibits.

No.	Description

2.1	Agreement of Merger and Plan of Reorganization, by and among Customer Acquisition Network Holdings, Inc., Customer Acquisition Network, Inc. and CAN Acquisition Sub, Inc.*	Contained in Form 8-K filed September 4, 2007
2.2
Agreement and Plan of Merger, by and among Customer Acquisition Network Holdings, Inc., Customer Acquisition Network, Inc., Desktop Acquisition Sub, Inc., Desktop Interactive, Inc. and Michael Katz, Brandon Guttman and Stephen Guttman*
Contained in Form 8-K filed September 4, 2007
2.3	Certificate of Merger, merging Customer Acquisition Sub, Inc. with and into Customer Acquisition Network Inc.	Contained in Form 8-K filed September 4, 2007
2.4	Certificate of Merger, merging Desktop Interactive, Inc. with and into Desktop Acquisition Sub, Inc.	Contained in Form 8-K filed September 4, 2007
2.5
Agreement of Merger and Plan of Reorganization, by and among Options Media Group Holdings, Inc., Options Acquisition Corp., Options Acquisition Sub, Inc. and Customer Acquisition Network Holdings, Inc.*
Contained in Form 8-K filed June 27, 2008
3.1	Amended and Restated Certificate of Incorporation	Contained in Form 8-K filed August 30, 2007
3.2	Certificate of Amendment to the Certificate of Incorporation	Contained in Form 8-K filed July 7, 2008
3.3	Certificate of Amendment to the Certificate of Incorporation	Contained in Form 8-A filed November 4, 2009
3.3	Amended and Restated Bylaws	Contained in Form 8-A filed November 4, 2009
10.1	Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Contained in Form 10-K filed March 31, 2009
10.2	Amendment to the Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Contained in Form 10-K filed March 31, 2009
10.3	Letter Agreement with Crestmark Commercial Capital Lending LLC increasing Line of Credit dated February 3, 2009	Contained in Form 10-K filed March 31, 2009
10.4	Second Amendment to the Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Contained in Form 10-K filed March 31, 2009
10.5	Letter Agreement with Crestmark Commercial Capital Lending LLC increasing Line of Credit dated August 31, 2009	Contained in this Form 10-Q
10.6	Third Amendment to the Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending LLC	Contained in this Form 10-Q
10.7	Roger Clark Employment Agreement	Contained in Form 8-K filed August 13, 2009
31.1	Certification of Principal Executive Officer (Section 302)	Contained in this Form 10-Q
31.2	Certification of Principal Financial Officer (Section 302)	Contained in this Form 10-Q
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this Form 10-Q

*The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)
the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

(ii)	the agreement may have different standards of materiality than standards of materiality under applicable securities laws;
(iii)	the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;
(iv)	facts may have changed since the date of the agreements; and
(v)	only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

Notwithstanding the above, any information contained in a schedule that would cause a reasonable investor (or that a reasonable investor would consider important in making a decision) to buy or sell our common stock has been included. We have been further advised by our counsel that in all instances the standard of materiality under the federal securities laws will determine whether or not information has been omitted; in other words, any information that is not material under the federal securities laws may be omitted. Furthermore, information which may have a different standard of materiality will nonetheless be disclosed if material under the federal securities laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

interCLICK, INC.

November 16, 2009	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer (Principal Executive Officer)

November 16, 2009	/s/ Roger Clark
Roger Clark
Chief Financial Officer (Principal Financial Officer)