Form 10-K
period 2009-12-31
interCLICK, Inc.
filed 2010-03-31
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number: 001-34523

interCLICK, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0692341
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

257 Park Avenue South
Suite 602
New York, NY 10010
 (Address of Principal Executive Office) (Zip Code)

(646) 722-6260
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐   Yes   ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐   Yes   ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this  chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐   Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $45,860,171.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  23,694,272 shares were outstanding as of March 26, 2010.

PART I

Item 1.           Business.

Company Overview

interCLICK, Inc. is a next-generation online display advertising network that combines complete data and inventory transparency with best in breed targeting solutions. Powered by our proprietary data-enrichment technology platform, Open Segment Manager (“OSM”), interCLICK develops coherent data strategies with agencies empowering them to discover which facts drive optimal campaign performance no matter what the objective is, and connecting them to their most valuable audiences at unprecedented scale.  We generate our revenue through the sale of online display advertising which is placed on third party publisher websites.

Industry Overview

According to ThinkEquity LLC, the non-premium display advertising sector is projected to be the highest-growth segment of the online advertising market.  For the period from 2008 to 2013, ThinkEquity LLC expects non-premium display to grow at a 22% compound annual growth rate. In its 2009 Internet Investment Guide, J.P. Morgan stated that it believed that performance-based advertising will continue to gain market share and that the recessionary environment will only accelerate its growth.  Lower ad budgets and economic concerns have made advertisers place a higher value on clear return on investments or ROIs.  Based on our current experience, advertisers’ focus on “return on ad spend” intensified with the weakened economy.  As such, we expect market share gains will accrue to those ad networks with the most advanced behavioral targeting capabilities.

Seasonality

Our business is subject to seasonal fluctuations.  The fourth quarter of the calendar year, during the holiday season, is our strongest with respect to revenues.  While we are a relatively new company, our experience to date and our management’s knowledge of the advertising industry indicates that the first calendar quarter is our slowest quarter.  Because so many advertisers operate on a calendar year, advertising decisions tend to be put off until January when new budgets are implemented.  This has a tendency to reduce revenues for the first quarter compared to other quarters.

Customers

Our clients are shifting more of their marketing budgets from traditional media channels such as direct mail, television, radio and newspapers to the Internet because of increasing usage of the Internet by their potential customers.  We focus on providing measurable Internet marketing services to our clients in a way that protects and enhances their brands and their relationships with prospective customers.  In order to provide opportunities for advertisers, we buy display advertising impressions from publishers or companies that maintain websites and seek to monetize their websites through the sale of advertising.  In 2009, we derived more than 14% of our revenues from one customer.  In 2008, we derived more than 10% of our revenues from a different customer, which was not a 10% customer in 2007.  We deliver advertising campaigns for a wide variety of advertisers and advertising agency partners with no overwhelming concentration on any specific industry vertical.  As such, our existing advertiser base includes numerous industries including, but not limited to, consumer packaged goods, retail, electronics, Internet, computer software, automotive, travel, pharmaceuticals, wireless communications and the entertainment industry.

Sales and Marketing

We sell and market our solutions through our sales team of approximately two dozen experienced sales persons as of March 2010.  We carefully select industry-veteran sales managers adept at articulating our technically-driven, value-oriented solutions.  As part of our strategic plan, we opened sales offices in 2008 and early 2009 in Chicago, Los Angeles and San Francisco as complements to the sales team based in our New York head office.  We expect to increase our sales staff by more than 10% for the balance of 2010.

We believe that marketers are becoming increasingly focused on delivering specific and measurable results.  Our clients want to better understand how their marketing spending meets measurable objectives.

Competition

We face intense competition in the Internet advertising market from other online advertising and direct marketing networks for a share of client advertising budgets.  We expect that this competition will continue to intensify in the future as a result of industry consolidation, the maturation of the industry and low barriers to entry.  Additionally, we compete for advertising budgets with traditional media including television, radio, newspapers and magazines.  Furthermore, many of the advertising, media, and Internet companies possess greater resources and are more adequately capitalized than interCLICK.  We compete for business on the basis of a number of factors including ROI, price, access to targeted media, ability to deliver large volumes or precise types of customer prospects and reliability.

Our ability to compete depends upon several factors, including the following:

·	the timing and market acceptance of our new solutions and enhancements to existing solutions developed by us;

·	continuing our relationships with top quality publishers;

·	our customer service and support efforts;

·	our sales and marketing efforts; and

·	our ability to add value to our clients and remain price competitive.

Research and Development Expenses

We recognized research and development costs of $48,200 and $0 for the years ended December 31, 2009 and December 31, 2008, respectively.  See below for discussion regarding our anticipated innovation-related expenses in 2010.

Regulation

In February 2009, the Federal Trade Commission (the “FTC”) issued informal guidance about companies like us that engage in behavioral targeting.  The essence of the report is that self regulation to protect privacy rights must occur or the FTC will declare certain practices to be unfair trade practices.  Our management viewed this FTC report as being favorable and believes its business model will not be adversely affected from self regulation.  Many states also have adopted what are commonly called “Little FTC Unfair Trade Practice Acts.” State Acts include the power to seek injunctions, triple damages and attorneys’ fees.

Employees

As of March 19, 2010, interCLICK had a total of 91 employees, of which 90 were full-time employees.  None of these employees is represented by a labor union.  Management believes that our relations with our employees are good.  At December 31, 2009, we had a total of 78 employees, of which 78 were full-time employees.

Corporate History and Acquisitions

We were formed in Delaware on March 4, 2002 under the name Outsiders Entertainment, Inc. On August 28, 2007, we completed a reverse merger and acquired Customer Acquisition Network, Inc.  In connection with the merger, we changed our name to Customer Acquisition Network Holdings, Inc.  Three days later, on August 31, 2007, we acquired Desktop Interactive, Inc. (“Desktop”).  On June 25, 2008, we changed our name to interCLICK, Inc.

On January 4, 2008, we acquired Options Newsletter, Inc., a privately-held Delaware corporation primarily engaged in the email service provider business. On June 23, 2008, we sold the Options Newsletter business to Options Media Group Holdings, Inc. (“OPMG”).

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

Headed by our Chief Technology Officer, we employ a team of more than 20 experienced technology specialists in our South Florida office.  Our technology and product management teams have developed a new state-of-the-art technology platform called OSM that we believe is the first data enrichment solution designed to help advertisers and agencies operationalize data effectively—to discover which facts drive optimal campaign performance, create more valuable audiences from those facts, and connect to those audiences at unprecedented scale.  This new solution is an enhancement to our current technology platform which is a leading solution providing advanced behavioral targeting and transparency.

We are now demonstrating our new OSM technology platform, and have been receiving positive feedback from our clients.  To continue further enhancing our platform and market our technology solutions, we plan to spend approximately $4 million in 2010 in compensation and employee-related costs for the approximately two dozen full-time equivalent employees focused on innovation-related efforts in 2010, including development of OSM.

Item 1A.        Risk Factors.

Not applicable to smaller reporting companies.  See Item 7 for the principal risk factors facing interCLICK.

Item 1B.        Unresolved Staff Comments.

None.

Item 2.           Properties.

Our principal executive offices are located in a leased facility in New York, New York, consisting of approximately 5,786 square feet of office space under a lease that expires in December 2014.  This facility accommodates our principal sales, marketing, operations, finance and administrative activities.  Because of our rapid growth, we expect to move into new executive offices, consisting of 16,840 square feet, by the end of April 2010 and have an agreement to sublet our current executive offices.  Our technology offices are located in Boca Raton, Florida, consisting of approximately 7,810 square feet of office space under a lease that expires in February 2015.  We also lease sales offices in Chicago, Illinois (1,269 square feet), San Francisco, California (1,324 square feet), and Los Angeles, California (under 1,000 square feet).  Except for our current executive offices, we believe that our current facilities are sufficient for our current needs.  We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.           Legal Proceedings.

           From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of our business.  We are not currently a party to any material litigation.

Item 4.           (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since November 5, 2009, our common stock has been listed on the NASDAQ Capital Market under the symbol “ICLK”.  Prior to being listed, our common stock was quoted on the Over-the-Counter Bulletin Board.

The last reported sale price of our common stock as reported by NASDAQ on March 26, 2010 was $3.72.  As of that date, there were 60 record holders.

The following table provides the high and low bid price information for our common stock for the periods our stock was quoted on the Bulletin Board and the high and low sales prices for the periods our stock has been listed on NASDAQ.  For the period our stock was quoted on the Bulletin Board, the prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Prices (1)
		High	Low

2009	March 31	$2.10	$1.10
	June 30	$2.70	$1.20
	September 30	$4.50	$2.20
	December 31	$6.00	$4.00

2008	March 31	$12.50	$7.12
	June 30	$7.60	$5.20
	September 30	$6.98	$2.24
	December 31	$3.84	$0.90

(1)	On October 23, 2009, we completed a 1-for-2 reverse stock split. All prices in the table have been adjusted for the reverse split.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission (“SEC”), we have sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.  All numbers have been adjusted to give effect to a one-for-two reverse stock split effective October 23, 2009.

Name	Date Sold	No. of Securities	Reason for Issuance

Consultant	October 7, 2009	150,000 three-year warrants exercisable at $4.24 per share	Services

Consultant	December 24, 2009	2,500 shares of common stock	Services

Item 6.           Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” at the end of this Item 7 in this report.

This following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure, EBITDA. EBITDA represents operating income before interest, taxes, depreciation and amortization, including stock-based compensation.  EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss, income or loss from operations or any other measure for determining operating performance or liquidity, as determined under GAAP. We have included a reconciliation of our non-GAAP financial measure to net income. See page 10 of this report.

EBITDA is used by our management as an additional measure of our performance for purposes of business decision-making, including developing budgets and managing expenditures. Period-to-period comparisons of EBITDA helps our management identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of income or loss, or income or loss from operations. Our management recognizes that EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature.

We believe that the presentation of EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing EBITDA, together with a reconciliation to GAAP, helps investors make comparisons between interCLICK and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

 Company Overview

interCLICK is a next-generation online display advertising network that combines complete data and inventory transparency with best in breed targeting solutions. We generate our revenue through the sale of online display advertising which is placed on third-party publisher websites.

Significant events which have affected our results of operations include:

•	2009 revenues of $55,258,703 increased by 146% compared to 2008 revenues of $22,452,333;
•	2009 gross profit margins were 45.6% as compared to 30.4% for 2008;
•	Headcount increased to 78 people at December 31, 2009, from 37 people at December 31, 2008;
•	2009 EBITDA was $4,612,738, compared to an EBITDA loss of $(3,987,390) in 2008;
•	We achieved positive EBITDA for five straight quarters beginning with the fourth quarter of 2008;
•	2009 net income was $501,831 or $0.03 per share (basic) and $0.02 per share (diluted), compared to a net loss of $(12,025,539), or ($0.65) per share for 2008; and
•	We increased our credit line to $7,000,000 from $5.5 million in September 2009 to support the growth of our business.

Results of Operations

The following table presents our results of operations for the years ended December 31, 2009 and 2008. It should be noted that our results of operations and our liquidity and capital resources discussions focus primarily on the operations of interCLICK while referring to Options Acquisition as a discontinued operation.  The following discussion of our costs reflects the reclassification of our expense categories we implemented with the third quarter of 2009; all prior periods have been retroactively adjusted.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$55,258,703	$22,452,333
Cost of revenues	30,072,627	15,634,096
Gross profit	25,186,076	6,818,237

Operating expenses:
Sales and marketing	8,748,503	3,394,753
General and administrative	12,296,404	8,351,612
Technology support	3,237,528	1,245,942
Amortization of intangible assets	188,780	418,508
Total operating expenses	24,471,215	13,410,815

Operating income (loss) from continuing operations	714,861	(6,592,578)

Other income (expense):
Interest income	1,053	17,095
Loss on settlement of debt	-	(20,121)
Loss on sale of available-for-sale securities	(55,233)	(116,454)
Other than temporary impairment of available-for-sale securities	(1,042,470)	-
Loss on disposal of property and equipment	-	(13,635)
Warrant derivative liability expense	(665,690)	-
Interest expense (including amortization of debt discount)	(589,624)	(1,526,298)
Total other expense	(2,351,964)	(1,659,413)

Loss from continuing operations before income taxes	(1,637,103)	(8,251,991)

Income tax benefit	2,139,640	1,687,305

Equity in investee's loss, net of taxes	-	(653,231)

Income (loss) from continuing operations	502,537	(7,217,917)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(1,235,940)
Loss on sale of discontinued operations, net of tax	(706)	(3,571,682)
Loss from discontinued operations	(706)	(4,807,622)

Net income (loss)	501,831	(12,025,539)

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized loss on available-for-sale-securities, net of tax	(899,999)	(314,158)
Reclassification adjustments for losses included in net income (loss), net of tax	1,097,703	116,454
Total other comprehensive income (loss), net of income taxes	197,704	(197,704)

Comprehensive income (loss)	$699,535	$(12,223,243)

Basic earnings (loss) per share:
Continuing operations	$0.03	$(0.39)
Discontinued operations	$-	$(0.26)
Net income (loss)	$0.03	$(0.65)

Diluted earnings (loss) per share:
Continuing operations	$0.02	$(0.39)
Discontinued operations	$-	$(0.26)
Net income (loss)	$0.02	$(0.65)

Weighted average shares:
Basic	19,950,379	18,568,951
Diluted	20,953,862	18,568,951

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Unless otherwise indicated, the following discussion relates to our continuing operations and does not include the operations of Options Acquisition which we sold in 2008.  We acquired that business in January 2008 and sold it in June 2008 resulting in a net loss on sale of $3,571,682, net of income taxes.

Revenues

Revenues for the year ended December 31, 2009 increased to $55,258,703 from $22,452,333 for the year ended December 31, 2008, an increase of 146%.  The increase is primarily attributable to growth of our advertiser base through our expanded national sales force and through budget increases among existing advertisers.

interCLICK is particularly sensitive to seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) campaigns, which are strongest in the fourth quarter and weakest in the first quarter.  Despite the continued weakness of the broader economy in 2008 and 2009, the overall U.S. Internet audience based on comScore data expanded to 201,689,065 average monthly viewers in the fourth quarter of 2009, an increase of 5.8%, as compared to the fourth quarter of 2008.  For the same period indicated, interCLICK experienced average monthly viewers growth of 6.0%, while revenues grew by 158%.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by interCLICK, including the continued enhancement of our technology platform and our continued ability to acquire top tier advertising impressions from publishers, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

Revenues from branded advertisers account for the substantial majority of our revenues.  During the year ended December 31, 2009, revenues from such advertisers accounted for more than 95% of revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the year ended December 31, 2009 increased to $30,072,627 from $15,634,096 for the year ended December 31, 2008, an increase of 92.4%.  The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers and higher third-party data fees. Cost of revenues is comprised primarily of the amounts we paid to website publishers on interCLICK’s online advertising network, amounts paid to third-party data providers, and ad serving and rich media expenses directly associated with a given campaign.  Cost of revenues represented 54.4% of revenues for the year ended December 31, 2009 compared to 69.6% of revenues for the year ended December 31, 2008. The decrease is primarily attributable to: (1) improvements in our supply chain management platform, resulting in a better match between acquired advertising impressions and advertising campaign demand and (2) targeting efficiencies achieved through our proprietary technology platform.

Gross profit for the year ended December 31, 2009 increased to $25,186,076 from $6,818,237 for the year ended December 31, 2008, an increase of 269%.  Our gross margin was 45.6% for the year ended December 31, 2009 compared to 30.4% for the year ended December 31, 2008.  While we expect gross profit to increase year-over-year in 2010, we expect gross margins will remain relatively consistent in the near-term.

Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses for the year ended December 31, 2009 increased to $24,471,215 from $13,410,815 for the year ended December 31, 2008, an increase of 82.5%.  The increase is primarily attributable to headcount expansion at year end from 37 employees to 78 employees.  We expect to hire up to 50 new employees in 2010 to support the growth of our business and the ongoing innovation, development and marketing of OSM.  Approximately two dozen of our employees, for a total cost of approximately $4 million, will be spending the majority of their time on OSM in 2010.  Furthermore, we anticipate stock-based compensation expense of approximately $4 million in 2010.

General and Administrative

General and administrative expenses consist primarily of executive, administrative, operations and product support compensation (including non-cash stock based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the year ended December 31, 2009 increased to $12,296,404 from $8,351,612 for the year ended December 31, 2008, an increase of 47.2%.   General and administrative expenses represented 22.3% of revenues for the year ended December 31, 2009 compared to 37.2% of revenues for the year ended December 31, 2008.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation (including non-cash stock based compensation) for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the year ended December 31, 2009 increased to $8,748,503 from $3,394,753 for the year ended December 31, 2008, an increase of 158%.   The increase is primarily attributable to our national sales-force expansion.  Sales and marketing expenses represented 15.8% of revenues for the year ended December 31, 2009 compared to 15.1% of revenues for the year ended December 31, 2008.

Technology Support

Technology support consists primarily of compensation (including non-cash stock based compensation) of technology support and related resources. Technology support and related resources have been directed primarily towards continued enhancement of our platform, our development of our new OSM platform, including integration of third party data providers, upgrades to our advertising serving platform, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the year ended December 31, 2009 increased to $3,237,528 from $1,245,942 for the year ended December 31, 2008, an increase of 160%. The increase is primarily attributable to expenditures necessary to support interCLICK’s increased business and our development of OSM. Technology support expenses represented 5.9% of revenues for the year ended December 31, 2009 compared to 5.5% of revenues for the year ended December 31, 2008.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition.  Amortization of intangible assets for the year ended December 31, 2009 decreased to $188,780 from $418,508 for the year ended December 31, 2008, a decrease of 54.9%.  The decrease is primarily attributable to the accelerated amortization applicable to acquired customer relationships in prior periods.   Amortization of intangible assets represented 0.3% of revenues for the year ended December 31, 2009 compared to 1.9% of revenues for the year ended December 31, 2008.

Net Income (Loss)

Net income for the year ended December 31, 2009 was $501,831 compared to a net loss of $(12,025,539) for the year ended December 31, 2008.  The change was attributable to strong revenue and gross profit growth, partially offset by higher operating expenses which grew at a slower pace than revenue.  Furthermore, the 2008 comparable period loss included a loss from discontinued operations, net of income taxes, of $(4,807,622), and equity in investee’s loss, net of income taxes, of $(653,231).

Reconciliations of Certain Non-GAAP Measures

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

GAAP net income (loss)	$501,831	$(12,025,539)

Loss from sale of discontinued operations, net of tax	706	3,571,682
Loss from discontinued operations, net of tax	-	1,235,940

GAAP income (loss) from continuing operations	502,537	(7,217,917)

Income tax benefit	(2,139,640)	(1,687,305)
Equity in investee's loss, net of taxes	-	653,231

GAAP Loss from continuting operations before income taxes	(1,637,103)	(8,251,991)

Interest expense	589,624	1,526,298
Interest income	(1,053)	(17,095)
Loss on change in warrant derivative liability	665,690	-
Loss on sale of available-for-sale securities	55,233	116,454
Other than temporary impairment of available for sale securities	1,042,470	-
Loss on settlement of debt	-	20,121
Loss on disposal of property and equipment	-	13,635

GAAP Operating income (loss) from continuing operations	714,861	(6,592,578)

Stock-based compensation	3,394,299	1,941,191
Amortization of intangible assets	188,780	418,508
Depreciation	314,798	245,489

EBITDA	$4,612,738	$(3,987,390)

Liquidity and Capital Resources

Net cash used in operating activities during the year ended December 31, 2009 totaled $3,099,810 and resulted primarily from an increase in accounts receivable of $14,704,746 and deferred tax assets of $2,654,946, partially offset by net income of $501,831, stock-based compensation of $3,394,299, other than temporary impairment of available-for-sale securities of $1,042,470, and increases in accounts payable of $5,645,429 and accrued expenses of $2,843,387.

Net cash used in investing activities during the year ended December 31, 2009 totaled $181,384 and resulted from $215,777 of purchases of property and equipment, offset by proceeds from the sale of OPMG stock of $34,393.

Net cash provided by financing activities during the year ended December 31, 2009 was $16,001,281 and resulted primarily from proceeds of $13,776,670 from sales of common stock and warrants (net of offering expenses), and $1,657,947 received under our credit facility (net of repayments), and excess tax benefits from stock-based compensation of $879,579, partially offset primarily by the repayment of $400,000 of notes payable.

On November 13, 2008, interCLICK entered into a revolving credit facility with Crestmark Commercial Capital Lending, LLC to finance certain eligible accounts receivables of interCLICK in an amount up to $3.5 million (subsequently increased to $4.5 million on February 3, 2009, increased to $5.5 million on April 30, 2009, and increased to $7.0 million on September 2, 2009).  The line of credit expires on May 12, 2010 and is secured by substantially all of the assets of interCLICK, except property and equipment financed elsewhere.

At December 31, 2009, interCLICK had working capital of $16,550,958, including $12,653,958 in cash and cash equivalents.  As of March 29, 2010, interCLICK had approximately $9,200,000 of cash and cash equivalents.  As our business has expanded, interCLICK has had positive EBITDA for the last five quarters. We discuss this non GAAP financial measure and its limitations under Company Overview above. interCLICK continues to expand and had very strong year-over-year revenue growth in each quarter of 2009.  Management anticipates that revenues will continue to increase through 2010.  In addition to our cash and cash equivalents, the unused amount under the Crestmark line of credit available was approximately $6,000,000 at March 29, 2010.  For all of these reasons, interCLICK expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

During 2009, we acquired $706,784 in capital assets, including $491,007 through conventional capital leases to further enhance the features and scale of our technology assets, which is necessary both to support the realization of growth objectives as well as to advance interCLICK’s present competitive position.  During 2010, we expect to acquire approximately $1,500,000 in capital assets, the majority of which will be obtained in the first quarter and financed through capital leases.

Related Party Transactions

No related party transactions had a material impact on our operating results.  See Notes 7 and 14 to our consolidated financial statements.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to the valuation of accounts receivable and allowance for doubtful accounts, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of discounts on debt, valuation of derivatives, valuation of investment in available-for-sale securities, valuation of common shares, options and warrants granted for services or recorded as debt discounts or other non-cash purposes including business combinations, the valuation allowance on deferred tax assets, estimates of the tax effects of business combinations and sale of subsidiary, and estimates in equity investee’s losses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, the Company has selected a more subjective accounting estimation processes for purposes of explaining the methodology used in calculating estimates, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on interCLICK’s financial condition. The accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the interCLICK’s results of operations and financial condition.  See Note 2 to the consolidated financial statements.

           With the recent economic recession, management is particularly attentive to the length account receivable collection cycles and the attendant possibility of an increase in bad debts.  However, as collection performance improved during 2009, management reduced bad debt reserves at December 31, 2009, to $383,188 or 1.7% of gross accounts receivable, as compared to $425,000, or 5.6% of gross accounts receivable, as of December 31, 2008.

Management is sensitive to the carrying value of the 7,156,085 OPMG shares held on the balance sheet at $715,608 at December 31, 2009. These shares are valued based on a private transaction in November 2009, rather than the quoted market price.  Historically, management has found that private transactions are among the most economically feasible ways to sell any portion of the Company’s investment in OPMG.  In the future, we may attempt to sell some OPMG shares in the open market which could materially reduce the carrying value of our investment.  See Notes 6 and 11 to the consolidated financial statements.

 Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including those relating to our liquidity, our belief that we have sufficient cash and borrowing capacity to meet our working capital needs for the next 12 months, our expectations regarding gross profit, gross margins, capital expenditures, our expectations regarding increasing our headcount and sales force, our expectations regarding stock-based compensation expense and our belief that our software permits advertisers to obtain more value.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the Risk Factors which follow, the impact of intense competition, the continuation or worsening of current economic conditions, a potential decrease in corporate advertising spending, a potential decrease in consumer spending and the condition of the domestic and global credit and capital markets. Additionally, these forward-looking statements are presented as of the date this Form 10-K is filed with the Securities and Exchange Commission. We do not intend to update any of these forward-looking statements.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

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

We cannot assure you that our management will be able to manage our growth effectively or successfully.  Our failure to meet these challenges could cause us to lose money, which will reduce our stock price.

Because of the severity of the global economic recession, our customers may delay in paying us or not pay us at all.  This would have a material and adverse effect on our future operating results and financial condition.

One of the effects of the severe global economic recession is that businesses are tending to maintain their cash resources and delay in paying their creditors whenever possible.  As a trade creditor, we lack leverage unlike secured lenders and providers of essential services.  Should the economy further deteriorate, we may find that either advertisers, their representative agencies or both may delay in paying us.  Additionally, we may find that advertisers will reduce Internet advertising which would reduce our future revenues.  These events would result in a number of adverse effects upon us including increasing our borrowing costs, reducing our gross profit margins, reducing our ability to borrow under our line of credit, and reducing our ability to grow our business.  These events would have a material and adverse effect upon us.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We expect that as our business continues to grow we will need additional working capital. In addition to the proceeds we received from our 2009 registered public offering, we have available $7,000,000 accounts receivable factoring line of credit with a commercial lender which expires in May 2010.   We are currently evaluating our options with respect to extending this line of credit on similar terms with this lender or obtaining a new line of credit elsewhere. This lender is privately-held and we have no access to any information about its financial condition.  Because of the severe impact that the recession has had on the financial services sector, we may be adversely affected in our ability to draw on our line of credit, replace this line of credit or increase the amount we can borrow.  The slowdown in the global economy and the freezing of the credit markets may adversely affect our ability to raise capital.  If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly.  These factors would have a material and adverse effect on our future operating results and our financial condition.

Even if we secure additional working capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.  Any future equity capital financings will dilute existing shareholders.  In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.  We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

If advertising on the Internet loses its appeal, our revenue could decline.

 Our business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Internet increases; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of "click-fraud", particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality may diminish.  If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

 If we fail to manage our supply of display advertising impressions (also referred to as “publishing inventory”) and third party data partnerships effectively, our profit margins could decline and should we fail to acquire additional publishing inventory our growth could be impeded.

Our success depends in part on our ability to manage our existing publishing inventory and third party data partnerships effectively.  Our publishers are not bound by long-term contracts that ensure us a consistent supply of display advertising space, which we refer to as inventory.  In addition, publishers can change the amount of inventory they make available to us at any time.  If a publisher decides not to make publishing inventory from its websites available to us, we may not be able to replace this inventory with that from other publishers with comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests, thus resulting in potentially lost revenues.  Additionally, if a third-party data provider stopped offering their data to us, we may not be able to replace this data with another data provider of equal or better effectiveness.  Our ability to maintain our existing data partnerships, as well as attract new data partners, will depend on various factors, some of which are beyond our control.

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

The FTC has issued guidelines recommending that Internet advertising firms that engage in behavioral targeting implement industry-wide self-regulation in order to protect the privacy of consumers who use the Internet.  If notwithstanding this report, the FTC were in the future to issue regulations, it may adversely affect what we perceive to be a competitive advantage.  This could increase our costs and reduce our future revenues.

If we make acquisitions, it could divert management’s attention, cause ownership dilution to our shareholders and be difficult to integrate.

Following our acquisition of Desktop in August 2007, we have grown rapidly.  We expect to continue to evaluate and consider future acquisitions.  Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers.  Acquisitions may not be successful, which can have a number of adverse effects upon us including adverse financial effects and may seriously disrupt our management’s time.  The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources.  The diversion of management attention and any difficulties encountered in the integration process could harm our business.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

Our revenues, operating results and valuations of certain assets and liabilities may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control.  You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance.  Our results of operations may fall below the expectations of market analysts and our own forecasts.  If this happens, the market price of our common stock may fall significantly.  The factors that may affect our quarterly operating results and valuations of certain assets and liabilities include the following:

•	fluctuations in demand for our advertising solutions or changes in customer contracts;

•	fluctuations in the amount of available advertising space on our network;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	the impact of our recent substantial increase in headcount to meet expected increases in revenue for 2010;

•	fluctuations in our average ad rates (i.e., the amount of advertising sold at higher rates rather than lower rates);

•	fluctuations in the cost of online advertising and in the cost and/or amount of data available for behavioral targeting campaigns;

•	seasonal patterns in Internet advertisers’ spending;

•	worsening economic conditions which cause advertisers to reduce Internet spending and consumers to reduce their purchases;

•	increases in our investment in new technology;

•	changes in the regulatory environment, including regulation of advertising or the Internet, that may negatively impact our marketing practices;

•
the timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	any changes we make in our Critical Accounting Estimates described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report;

•	the valuation of available-for-sale securities may deteriorate further;

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

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Michael Mathews, Chief Executive Officer, Michael Katz, President, Andrew Katz, Chief Technology Officer, Roger Clark, Chief Financial Officer, Jason Lynn, Chief Strategy Officer, and Dave Myers, Executive Vice President of Operations are important to the management of our business and operations and the development of our strategic direction.  The loss of the services of Messrs. Mathews, Michael Katz, Andrew Katz, Clark, Lynn and Myers and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Our two largest shareholders may be able to exert significant control over our business and affairs and may have actual or potential interests that may depart from those of our other shareholders.

Our Co-Chairmen of the Board own a substantial number of shares of our common stock.  The interests of such persons may differ from the interests of other shareholders.  As a result, in addition to their positions with us, such persons may be able to have significant influence over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including their ability to:

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

•             Adopted and pending consumer protection and privacy legislation, including the FTC Online Behavioral Advertising Principles referred to in a prior risk factor.

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

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices.  The United States Congress currently has pending legislation regarding privacy and data security measures (e.g., S. 495, the “Personal Data Privacy and Security Act of 2007”).  Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability.  Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet service providers.  The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users.  These restrictions may limit our ability to target advertising in most European countries.  Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

If we are not able to protect our intellectual property from unauthorized use, it could diminish the value of our products and services, weaken our competitive position and reduce our revenues.

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

The market for our services is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide competitive services.  We believe that our future success will depend, in part, upon our ability to develop our services for both our target market and for applications in new markets.  We may not, however, be able to successfully do so, and our competitors may develop innovations that render our services uncompetitive.

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

We rely upon servers owned by third parties which are located in South Florida where our technology offices are located.  Because South Florida is in a hurricane-sensitive area, we are susceptible to the risk of damage to our servers.  This damage can interrupt our ability to provide services.  If damage caused to our servers were to cause them to be inoperable for any amount of time, we would be forced to switch hosting facilities which could be more costly.  We are not insured against any losses or expenses that arise from a disruption or any short-term outages to our business due to hurricanes or tropical storms.

Since we rely on third-party co-location providers, a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party co-location providers to host our main servers.  In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves.  If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves.  We may also be limited in our remedies against these providers in the event of a failure of service. In the past, short-term outages have occurred in the service maintained by co-location providers which could recur.  We added a fully-redundant co-location facility in the Washington D.C. area in the first quarter of 2010 to mitigate the single point of failure risk. We also rely on third-party providers for components of our technology platform.  A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business.  The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting.  We determined that our internal control over financial reporting was effective as of December 31, 2009.  In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls.  If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports.  We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective.  If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

Risks Relating to our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Actual or anticipated variations in our quarterly results of operations;
•	Our failure to meet financial analysts’ performance expectations;
•	Our failure to meet or exceed our own publicly-disclosed forecasts;
•	Our failure to achieve and maintain profitability;
•	Short selling activities;
•	The loss of major advertisers, publishers or data providers;
•	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
•	The departure of key personnel;
•	Regulatory developments;
•	Changes in market valuations of similar companies; or
•	The sale of a large amount of common stock by shareholders owning large positions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted.  A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because the majority of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 29, 2010, we had outstanding 23,694,272 shares of common stock of which our directors and executive officers own approximately 4.4 million shares which are subject to the limitations of Rule 144 under the Securities Act.  Almost all of the remaining outstanding shares are freely tradable.  The restricted shares, not held by our directors or executive officers, will be eligible for sale under Rule 144 on various dates beginning in April 2010 through September 2010.

In general, Rule 144 provides that any non-affiliate of ours, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our filings with the SEC.

An affiliate of interCLICK may sell restricted stock after six months or unrestricted stock with no holding period with the following limitations:

(i)	we are current in our SEC filings,
(ii)	certain manner of sale provisions,
(iii)	filing of Form 144, and
(iv)
volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or, the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale.

Because the majority of our outstanding shares are freely tradable and the shares held by our affiliates may be freely sold (subject to the Rule 144 limitations), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders.

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

See pages F-1 through F-35.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2009, the Company strengthened its internal control and review procedures with respect to accounting for stock compensation, including subsequently entering into an agreement with a third-party equity administration software provider.  There were otherwise no significant changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.

Name	Age	Position
Michael Mathews	48	Chief Executive Officer and Director
Michael Katz	31	President and Director
Roger Clark	41	Chief Financial Officer
Andrew Katz	29	Chief Technology Officer
Jason Lynn	37	Chief Strategy Officer
Dave Myers	40	Executive Vice President, Operations
Michael Brauser	54	Co-Chairman
Barry Honig	38	Co-Chairman
Brett Cravatt	36	Director

Director Biographies

Michael Brauser has served as Co-Chairman since August 28, 2007.  Mr. Brauser served as Chairman of the Board of Directors of SendTec, Inc. from October 2005 through November 2006.  Mr. Brauser has been the manager of Marlin Capital Partners, LLC, a private investment company, since 2003.  He is a private investor.  From 1999 through 2002, he served as President and Chief Executive Officer of Naviant, Inc. (eDirect, Inc.), an Internet marketing company.  He also was the founder of Seisant Inc. (eData.com, Inc.).  Mr. Brauser was selected as a director due to his significant experience in the Internet industry as well as his extensive business and management expertise from his background as an executive officer of a number of public companies.  Mr. Brauser has extensive knowledge of Internet marketing companies, accounting and finance expertise.  He also is a large shareholder.

Barry Honig has served as Co-Chairman since August 28, 2007. Since January 2004, Mr. Honig has been the President of GRQ Consultants, Inc. 401(k), an investor and consultant to early stage companies. He is a private investor.  Mr. Honig was selected to serve as a director on our Board due to his success as an investor, extensive knowledge of the capital markets, his judgment in assessing business strategies taking into account any accompanying risks, and his knowledge of the marketing industry. He is also a large shareholder.

Brett Cravatt has served as a director since June 5, 2009. Since 2006, Mr. Cravatt has been the Chief Executive Officer and founder of WebYes! LLC. WebYES! finds new customers every day online for clients in select verticals by designing, creating and marketing web properties tailored to specific consumer products and services. Prior to WebYES!, Mr. Cravatt served as the Chief Operating Officer of Vendare Media (now Connexus). Mr. Cravatt joined Vendare Media in March 2001 via the acquisition of SportSkill.com, a fantasy sports software company co-founded by Mr. Cravatt. Prior to SportSkill.com, Mr. Cravatt was a corporate securities attorney for Loeb & Loeb, LLP, where he handled various corporate matters for start-up companies and Fortune 1000 clients. Mr. Cravatt holds a Bachelor's degree in Political Science from U. C. Berkeley and a J. D. from Stanford Law School.  Mr. Cravatt was selected to serve as a director on our Board due to his valuable financial and legal expertise and his extensive experience with Internet marketing companies.

Michael Katz has served as our President and a director since August 31, 2007. From 2003 until we acquired Desktop on August 31, 2007, Mr. Katz was the founder, Chief Executive Officer, and President of Desktop. Mr. Katz graduated from Syracuse University with a degree in Finance and Economics.  Mr. Katz was selected to serve as a director on our Board due to his depth of knowledge of interCLICK, including its operations, his extensive knowledge of the Internet marketing industry and his position as President of interCLICK.

Michael Mathews has served as our Chief Executive Officer and a director since August 28, 2007. Mr. Mathews is one of the founders of Customer Acquisition and served as its Chief Executive Officer, President and a director since its inception in June 2007. From May 15, 2008 until June 30, 2008, Mr. Mathews served as our interim Chief Financial Officer until David Garrity was appointed (Mr. Garrity was later succeeded as CFO by Roger Clark). From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company. Mr. Mathews graduated from San Francisco State University with a degree in Marketing and holds a Masters in Business Administration from Golden Gate University. Mr. Mathews was selected to serve as a director on our Board due to his depth of knowledge of interCLICK, including its operations, its strategies, his extensive knowledge of the Internet marketing industry and his position as Chief Executive Officer of interCLICK.

Executive Officer Biographies

See Michael Mathews’ biography above.

See Michael Katz’s biography above.

Roger Clark has served as our Chief Financial Officer since August 7, 2009.  From 1994 until August 2009, Mr. Clark was an executive with IAC/InterActiveCorp. which operated more than 50 Internet businesses worldwide. From 2006 until 2009, Mr. Clark was Vice President, Finance at IAC Advertising Solutions and in 2009 served in the Office of the Chief Financial Officer at IAC Search & Media. From 2002 to 2006, Mr. Clark was the Vice President, Investor Relations and Finance at IAC/InterActiveCorp. Mr. Clark was an auditor with Ernst & Young, LLP from 1991 until 1994, and became a Certified Public Accountant in 1994; his current status is not practicing.

Andrew Katz has served as our Chief Technology Officer since August 31, 2007. From 2004 until we acquired Desktop on August 31, 2007, Mr. Katz was the Chief Technology Officer of Desktop. From February 2004 until July 1, 2008, Mr. Katz also served as the Chief Executive Officer of mStyle, LLC. Prior to mStyle, he served as the Senior Software Engineer for Jenzabar, Inc. Mr. Katz is the brother of Michael Katz, our President.

Jason Lynn has served as our Chief Strategy Officer since March 2010 and previously was our Vice President of Product Development from June 2008 until March 2010. From July 2007 through July 2008, Mr. Lynn was the Director of Solutions Engineering at Right Media, LLC, a wholly-owned subsidiary of Yahoo! Inc. From August 2006 through July 2007, Mr. Lynn was the Product Manager at TACODA Systems, Inc., a provider of behavioral targeting solutions to web publishers. From June 2004 until July 2006, he was self-employed as an IT Systems Consultant.   Previously, he spent seven years in the Internet technology space in positions with Intel, UUnet, and Navisite.

Dave Myers has served as our Executive Vice President, Operations since March 2010 and previously was our Vice President of Operations from April 2009 until March 2010. From 2006 until joining interCLICK, Mr. Myers worked for Yahoo! Inc. and Right Media (which was acquired by Yahoo! Inc. in July 2007) as a Senior Director of Advertiser Marketplaces Operations and Senior Director of Right Media Client Services, respectively. From 2004 to 2006, Mr. Myers was an Enterprise Services Engagement Manager at Microsoft Corporation.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of interCLICK and its shareholders. The Board’s responsibilities include:

•	Establishing broad corporate policies and

•	Reviewing the overall performance of interCLICK.

The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its Committees meet throughout the year and act by written consent from time to time as appropriate. The Board has formed Audit, Compensation and Nominating Committees. Committees regularly report on their activities and actions to the Board. The Board appoints members to its: Audit Committee, Compensation Committee and Nominating Committee. The Audit Committee and the Nominating Committee each have a written charter approved by the Board.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation	Nominating

Michael Brauser	✓	✓	✓	✓
Barry Honig	✓	✓	✓	✓
Brett Cravatt	✓	✓	✓	✓
Michael Katz
Michael Mathews

Our Board has determined that Messrs. Cravatt, Brauser and Honig are independent under the NASDAQ Stock Market Listing Rules.

Audit Committee

The Audit Committee’s primary role is to review our accounting policies and any issues which may arise in the course of the audit of our financial statements. The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters including internal and disclosure controls and Sarbanes-Oxley compliance. The members of the Audit Committee are Brett Cravatt, Michael Brauser and Barry Honig. Our Board has determined that Messrs. Cravatt and Brauser are each qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002. The Board has determined that Messrs. Cravatt, Brauser and Honig are independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

Compensation Committee

The function of the Compensation Committee is to review and recommend the compensation of benefits payable to our officers, review general policies relating to employee compensation and benefits and administer our various stock option plans. The members of the Compensation Committee are Messrs. Cravatt, Brauser and Honig.

Nominating Committee

The purpose and responsibilities of the Nominating Committee include the identification of individuals qualified to become Board members, the selection or recommendation to the Board of nominees to stand for election as directors, the oversight of the evaluations of the Board and management, and review with the Board from time to time the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board, including issues of diversity, age, skills such as understanding of technology, finance and marketing. The members of the Nominating Committee are Messrs. Cravatt, Brauser and Honig.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A request for a copy, free of charge, can be made in writing to interCLICK, Inc. 257 Park Avenue South, Suite 602, New York, NY 10010 Attention: Mr. Michael Mathews.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with Internet marketing, legal and accounting skills.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Through our policies, our Code of Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect interCLICK, and how management addresses those risks.  Mr. Mathews, a director and Chief Executive Officer, and Mr. Clark, our Chief Financial Officer, work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting interCLICK include our ability to continue increasing market share in an intensely competitive online advertising market, successfully execute  our business strategy and deploy a differentiated technology solution, and effectively raise sufficient capital as we scale our business. The Board focuses on these key risks and interfaces with management on seeking solutions.

Board Structure

Since we acquired Desktop in August 2007, our Board has separated the positions of Chairman of the Board and Chief Executive Officer.  Since that time, Messrs. Michael Brauser and Barry Honig have acted as our Co-Chairmen and Mr. Michael Mathews has acted as our Chief Executive Officer.  Separating these positions allows Mr. Mathews to focus on our day-to-day business while allowing the Co-Chairmen of the Board to lead the Board in its fundamental role of providing advice to management and acting as an independent oversight of management.  Because of our rapid growth, we believe that this leadership structure is appropriate for us. While our Bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, the Board believes having these separate positions and having two independent outside directors serve as Co-Chairmen is the appropriate leadership structure for interCLICK at this time and demonstrates our commitment to good corporate governance.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board of Directors, shareholders may communicate with the Board by writing to us interCLICK, Inc., 257 Park Avenue South, Suite 602, New York, NY 10010 Attention: Mr. Michael Mathews, or by facsimile (646) 558-1225. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC.  Based on the information available to us during 2009, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

Item 11.          Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for 2009 and 2008 to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

2009 Summary Compensation Table

						Non-Equity
Name and				Stock	Option	Incentive Plan
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
(a)	(b)	($)(c)	($)(d)	($)(e)(1)	($)(f)(1)	($)(g)(2)	($)(j)
Michael Mathews	2009	347,618	-	-	124,000	177,500	649,118
Chief Executive Officer	2008	325,000	-	-	-	70,000	395,000
Michael Katz	2009	295,833	60,000	-	763,000	90,000	1,208,833
President	2008	250,000	-	-	-	112,615	362,615
Andrew Katz (3)	2009	243,750	-	56,250	545,000	123,750	968,750
Chief Technology Officer (4)	2008	181,875	-	-	354,000	56,250	592,125
Roger Clark (5)	2009	89,732	66,575	37,400	785,000	45,925	1,024,632
Chief Financial Officer

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These rules also require prior year amounts to be recalculated in accordance with the rule (and therefore any number previously disclosed in our 2008 Form 10-K regarding our Named Executive Officers compensation on this table or any other table may not reconcile.)  These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)
Represents a cash bonus based on the satisfaction of a performance target of which the outcome was substantially uncertain to occur at the time it was established. Under SEC rules, when a cash bonus is substantially uncertain, the bonus is disclosed in this column.

(3)	Includes 28,125 shares of restricted common stock which vesting terms were modified to provide for vesting each calendar quarter from semi-annually.
(4)	Includes 100,000 options re-priced from $5.90 to $2.62 per share in 2008.
(5)
Mr. Roger Clark has been our Chief Financial Officer since August 7, 2009.  Although he is not a Named Executive Officer as defined by SEC regulations, interCLICK is voluntarily disclosing Mr. Clark’s compensation.

Named Executive Officer Compensation

Michael Mathews. Effective on June 28, 2007, we entered into an employment agreement with Michael Mathews, to serve as our Chief Executive Officer. In accordance with the employment agreement, Mr. Matthews was paid a base salary of: (i) $325,000 in his first year of employment, (ii) $340,000 in his second year of employment, and (iii) currently receives $355,000 in his third year of employment, and will receive an agreed upon salary for all future years of employment. In addition to a base salary, Mr. Mathews is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones tied to our revenues and earnings of which at least half would be paid in cash and the remaining in interCLICK stock. If performance milestones are met, Mr. Mathews’ bonus will be 50% of his base salary for the year the milestone was met.  For 2009, Mr. Mathews received a $177,500 bonus, of which $149,167 was paid in February 2010.  Additionally, we agreed in 2007 to (i) pay his former employer $100,000, (ii) pay a $50,000 relocation fee and (iii) guarantee a $50,000 minimum bonus payment. Also in 2007, Mr. Mathews received 700,000 shares of vested founders stock and was granted 725,000 stock options vesting in quarterly increments over three years exercisable at $2.00 per share.  In February 2009, Mr. Mathews received 100,000 fully-vested stock options, exercisable at $1.52 per share.

Michael Katz. On August 31, 2007, we entered into an employment agreement with Michael Katz, to serve as our President. Under the agreement, Mr. Katz was to receive an annual base salary of $250,000. In February 2009, Mr. Katz’s base salary was increased to $300,000.  Under his agreement, he also received a $75,000 signing bonus and a bonus based on pre-established performance milestones half payable in stock and half in cash. If the performance milestone is met, it shall equal 30% of his base salary for that year.  In March 2010, the Board approved an amendment to his agreement increasing the target bonus to 50%.  In the event that the Board and Mr. Katz are unable to agree on a mutually acceptable performance milestone, Mr. Katz will receive a guaranteed annual bonus for such fiscal year of not less than 15% of his base salary. In his sole discretion, Mr. Katz may elect to receive such annual bonus in capital stock at the basis determined by our Board.  For 2009, Mr. Katz received a $150,000 bonus, of which $90,000 was paid in March 2010.  Additionally on August 31, 2007, Mr. Katz was granted 150,000 stock options vesting annually on each over a four year period exercisable at $2.00 per share which are now fully vested. On June 5, 2009, Mr. Katz was granted 350,000 stock options vesting quarterly over four years beginning June 30, 2009, exercisable at $2.60 per share.

Andrew Katz. Effective March 3, 2008, we entered into an employment agreement with Mr. Andrew Katz, our Chief Technology Officer. The current term of his agreement expires on March 3, 2011 but will be automatically renewed for additional one-year periods until either we or Mr. Katz gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term. Mr. Katz was paid a base salary of $225,000 in his first year of employment, currently receives $247,500 and will continue to receive a 10% increase on each one-year anniversary of entering into the agreement. Under his agreement, he is entitled to receive a bonus based on pre-established performance milestones of which at least half would be payable in cash and the remainder in interCLICK stock. If the performance milestone is met, it shall equal 50% of his base salary for that year. For 2008, Mr. Katz received a cash bonus of $56,250 paid in 2009 and 28,125 shares of restricted stock to vest semi-annually over four years.  On October 14, 2009, we agreed to modify the vesting of these shares from vesting semi-annually to vesting each calendar quarter.  For 2009, Mr. Katz received a $123,750 bonus which was paid in February 2010. Mr. Katz was granted 50,000 stock options exercisable at $2.00 per share vesting annually over four years beginning September 21, 2008.  In 2008, Mr. Katz was granted 100,000 stock options exercisable at $5.90 per share vesting annually over four years beginning March 3, 2009. On September 24, 2008, these options were repriced at $2.62 per share. On June 5, 2009, Mr. Katz was granted 250,000 stock options vesting quarterly over four years beginning June 30, 2009, exercisable at $2.60 per share.

Roger Clark. Effective August 7, 2009, we entered into a three-year employment agreement with Roger Clark, to serve as our Chief Financial Officer.  Mr. Clark receives a $225,000 base salary in his first year of employment and will receive at least a 10% increase each year thereafter. In addition to a base salary, Mr. Clark is eligible to receive an annual bonus based upon the achievement of pre-established annual individual and interCLICK performance goals. If the performance goals are met, Mr. Clark’s bonus will be equal to 50% of his base salary for the year the milestone is met and may be paid in any combination of cash and interCLICK stock that Mr. Clark determines.  For 2009, Mr. Clark received a $112,500 bonus, of which $25,000 was paid in September 2009, and $81,500 was paid in March 2010.  Mr. Clark also received 10,000 shares of common stock which vested six months after commencing employment.  Mr. Clark was granted 250,000 stock options vesting in quarterly increments over three years beginning September 30, 2009, exercisable at $3.20 per share.

Termination Provisions

The table below describes the severance payments that our executive officers are entitled to in connection with a termination of their employment upon death, disability, without cause, for Good Reason, change of control and the non-renewal of their employment at the discretion of interCLICK.  All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

	Michael Mathews	Roger Clark	Michael Katz	Andrew Katz

Death	None	None	12 months base salary	None
Total Disability	None	None	12 months base salary	None
Dismissal Without Cause	18 months base salary and 1,350,000 stock options immediately vest	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement and all stock options or shares of restricted stock immediately vest	The greater of 12 months base salary or the reminder of the base salary due under the employment agreement	Six months base salary
Resignation for Good Reason (1)	18 months base salary and 1,350,000 stock options immediately vest	12 months base salary and all stock options or shares of restricted stock scheduled to vest within one year immediately vest	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement	Six months base salary
Change of Control	All stock options and restricted stock immediately vest	All stock options and restricted stock immediately vest	All stock options and restricted stock immediately vest	None
Expiration of Initial Term and interCLICK does not renew	None	None	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement	None

(1)
Generally, Good Reason in the above agreements include the material diminution of the executives’ duties, any material reduction in base salary without consent, the relocation of the geographical location where the executive performs services or any other action that constitutes a material breach by interCLICK under the employment agreements.

Mr. David Garrity, who served as our Chief Financial Officer from June 30, 2008 until August 7, 2009, was receiving a base salary of $235,000 when he resigned. His employment agreement provided for six months of base salary and benefits in the event that he was terminated without cause (which he was). In order to ensure his continued availability during the transition period, we entered into a six month consulting agreement with Mr. Garrity which paid him the full amount of his severance and his stock options continued to vest while he served as a consultant.

Outstanding Equity Awards At 2009 Fiscal Year-End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of December 31, 2009:

	OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END
	OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)

Michael Mathews	543,750		181,250	(1)	2.00	8/28/12
	83,333		41,667	(2)	2.00	10/12/12
	100,000		0		1.52	2/6/14

Michael Katz	150,000		0		2.00	8/31/12
	65,625		284,375	(3)	2.60	6/5/14

Andrew Katz	25,000		25,000	(4)	2.00	9/21/12
	33,333	(5)	66,667	(5)	2.62	9/24/13
	46,875		203,125	(3)	2.60	6/5/14
							21,094	(6)	110,322	(6)

Roger Clark	41,667		208,333	(7)	3.20	8/7/14
							10,000	(8)	52,300	(8)

(1)	These options vest quarterly over a three year period. The remaining options vest on February 28, 2010, May 28, 2010 and August 28, 2010.
(2)	These options vest quarterly over a three year period. The remaining options vest on January 12, 2010, April 12, 2010, July 12, 2010 and October 12, 2010.
(3)
These options vest quarterly over a four year period. The remaining options vest on March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010,  March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013.

(4)	These options vest annually over a four year period. The remaining options vest on September 21, 2010 and 2011.
(5)	These options vest annually over a three year period. During 2008, these options were repriced from $5.90 to $2.62. The remaining options vest on September 24, 2010 and 2011.
(6)
These shares vest quarterly over a four year period and the remaining vesting dates are March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010,  March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012. The market value was calculated based on the product of the December 31, 2009 closing price of $5.23 and the number of shares remaining unvested at December 31, 2009.

(7)
These options vest quarterly over a three year period and the remaining vesting dates are March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010,  March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012.

(8)
These shares vested on February 6, 2010.  The market value was calculated based on the product of the December 31, 2009 closing price of $5.23 and the number of shares remaining unvested at December 31, 2009.

Equity Compensation Plan Information

Our Board has adopted the 2007 Stock Incentive Plan (the “Equity Plan”) and the 2007 Incentive Stock and Award Plan (the “Incentive Plan) (collectively, the “Plans”).  The Equity Plan reserves 2,250,000 and the Incentive Plan provides for the grant of up to 3,112,500 stock options or shares of common stock to directors, officers, consultants, advisors or employees of interCLICK.  As of March 25, 2010, there were no shares available for grant under the Plans.

The following chart reflects the number of options granted and the weighted average exercise price under our compensation plans as of December 31, 2009.

	Aggregate		Aggregate
	Number of	Weighted	Number of
	Securities	Average	Securities
	Underlying	Exercise	Available
	Options	Price Per	for
	Granted	Share	Grant
Equity compensation plans approved by security holders(1) (2)(3)	5,144,167	$2.69	340,208
Equity compensation plans not approved by security holders
Total	5,144,167	$2.69	340,208

(1)	Because they are identical, for purposes of this table, we have combined the Plans.
(2)	Includes two option grants granted outside of the Plans, including 150,000 5-year stock options to purchase common stock exercisable at $2.40 per share granted to a director.
(3)	On October 23, 2009, our shareholders ratified the adoption of our equity compensation plans.

2009 Director Compensation

In 2009, we did not pay cash compensation to our directors for service on our Board.  For 2010 service, our non-employee directors will receive $26,000 per year which will be paid in equal installments each calendar quarter.  Directors who are employed by interCLICK are not compensated for their service on the Board.  Therefore, this table does not include Michael Mathews and Michael Katz.  Non-employee members of our Board were compensated with stock options for 2009 service.

Option
Name	Awards
(a)	($)(1)

Michael Brauser (2)	$322,000
Brett Cravatt (3)	$300,000
David Garrity (4)	$12,400
Barry Honig (2)	$322,000
Sanford Rich (4)	$-

(1)
The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)
Represents 100,000 5-year options to purchase common stock exercisable at $4.32 per share granted for service on the Board for 2009.  The options vest in equal annual increments over a four year period with the first vesting date being October 10, 2010.

(3)
Represents 150,000 5-year stock options to purchase common stock exercisable at $2.40 per share granted to Mr. Cravatt for his initial appointment to the Board.  The options vest quarterly over a four year period with the first vesting date being June 30, 2009.

(4)	Former director.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 26, 2010 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director (iii) our Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) our executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent Beneficially Owned(1)

Directors and Executive Officers:
Common Stock	Michael Mathews 257 Park Avenue South Ste. 602 New York, NY 10010 (2)(3)(4)	1,328,750	5.2%
Common Stock	Michael Katz 257 Park Avenue South Ste. 602 New York, NY 10010 (2)(3)(5)	997,500	4.2%
Common Stock	Andrew Katz	152,958	*
	4800 T-Rex Avenue Ste. 120 Boca Raton, FL 33431 (2)(6)
Common Stock	Roger Clark	76,500	*
	257 Park Avenue South Ste. 602
	New York, NY 10010 (2)(7)
Common Stock	Michael Brauser 595 S. Federal Hwy. Ste. 600 Boca Raton, FL 33432 (3)(8)	1,856,500	7.8%
Common Stock	Barry Honig 595 S. Federal Hwy. Ste. 600 Boca Raton, FL 33432 (3)(9)	1,363,268	5.7%
Common Stock	Brett Cravatt 324 32324 Bayview Drive Hermosa Beach, CA 90254 (3)(10)	37,500	*
Common Stock	All directors and executive officers as a group (9 persons)	5,923,209	23.5%
5% Shareholders:
Common Stock	Gerald Unterman 610 Park Avenue Apt. 16A New York, NY 10065 (11)	2,128,250	8.9%
Common Stock	Palo Alto Investors	1,600,000	6.8%
	470 University Avenue
	Palo Alto, CA 94301 (12)

* Less than 1%

(1)
Applicable percentages are based on 23,694,272 shares outstanding adjusted as required by rules of the SEC.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise.  Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, interCLICK believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	An executive officer.
(3)	A director.
(4)	Includes 868,750 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(5)	Includes 237,500 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(6)	Includes 120,833 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(7)	Includes 62,500 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(8)
Includes 25,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.  Also includes: (i) 1,007,500 shares held in a Partnership of which Mr. Brauser is the General Partner, (ii) 100,000 shares held jointly with his wife and (iii) 475,000 shares held by a trust whereby his wife is the trustee and beneficiary.

(9)
Includes 25,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.  Includes shares held in a 401(K) plan whereby Mr. Honig is the trustee.  Also includes 12,500 shares issuable upon the exercise of warrants.  Does not include shares beneficially owned by Mr, Honig’s father, Alan Honig.  Mr. Alan Honig beneficially owns less than 5% of our common stock for various accounts including as custodian for Mr. Barry Honig’s minor children.  Mr. Barry Honig disclaims the beneficial ownership of any shares held by his father, Mr. Alan Honig.

(10)	Includes 37,500 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(11)	Includes 250,000 shares issuable upon exercise of warrants.
(12)	Based on information in a Schedule 13G filed with the SEC which provided beneficial ownership as of December 31, 2009.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

In connection with our acquisition of Desktop, we were obligated to pay an additional $1,000,000 upon Desktop achieving certain revenue milestones.  On October 5, 2007 and September 20, 2008, Michael Katz, our President and a director, was paid $643,000 and $357,000, respectively.  Included in our revenues for 2008 was approximately $43,000 from a company controlled by Michael Katz.

On September 26, 2008, Barry Honig and GRQ Consultants, Inc. 401(k) (an entity controlled by Mr. Honig) loaned interCLICK a total of $1,300,000 and we issued to each $650,000 6% promissory notes.  The notes were secured by a first priority security interest in shares held by us in OPMG.  On November 26, 2008, we repaid the note issued to Mr. Honig.  On December 31, 2008, we repaid $250,000 of the principal amount owed to GRQ and extended the due date of the remaining $400,000 from December 31, 2008 to June 30, 2009.  On June 5, 2009, the Board of Directors approved an extension of the due date of $100,000 of the note from June 30, 2009 until December 31, 2009.  In addition, this $100,000 note which was previously not convertible was made convertible by replacing it with a 6% unsecured note, convertible at $2.00 per share, subject to adjustment for stock splits, stock dividends, combinations and similar events.  In consideration for extending the due date on the $100,000 note and in lieu of a cash payment for interest, we issued GRQ a total of 21,055 shares of common stock with a combined value of $25,266.  On June 22, 2009, we repaid $100,000 of the remaining $300,000 non-convertible note and extended the due date of this remaining $200,000 non-convertible note to December 31, 2009.  On August 19, 2009, we repaid all of the principal and interest owed under the $200,000 note.  On September 29, 2009, we repaid the remaining $100,000 note.

Item 14.          Principal Accountant Fees and Services.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm J.H. Cohn LLP (“Cohn”) as well as the fees charged for such services. In its review of non-audit service and its appointment of Cohn as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  Salberg & Co., P.A. (“Salberg”) was our independent registered public accounting firm for 2008 and provided services in 2009 until Cohn was appointed.  Salberg’s services in 2009 consisted of the review of interCLICK's financial statements for the quarters ended March 31 and June 30, 2009 and review of the August 2009 registration statement, the fees for which totaled $86,000.

All of the services provided and fees charged by Cohn and Salberg were approved by the Audit Committee. The following table shows the principal accountant fees for the years ended December 31, 2009 and 2008.

	2009	2008
Audit Fees (1)	$109,531	$133,000
Audit Related Fees (2)	$50,944	$14,000
Tax Fees	$-	$-
All Other Fees	$-	$-

(1)	Audit fees – these fees relate to the audits of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit related fees – The audit related fees for the year ended December 31, 2009 and 2008 were for professional services rendered for assistance with reviews of documents filed with the SEC.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)           Documents filed as part of the report.

(1)
Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)
Financial Statements Schedules.  All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

2.1	Customer Acquisition Network Agreement of Merger and Plan of Reorganization **	8-K	9/4/07	2.1
2.2	Desktop Agreement and Plan of Merger **	8-K	9/4/07	2.2
3.1	Amended and Restated Certificate of Incorporation	8-K	8/30/07	3.1
3.2	Certificate of Amendment to the Articles of Incorporation	8-K	7/1/08	3.1
3.3	Certificate of Amendment to the Articles of Incorporation	8-A12b	11/31/09	3.3
3.4	Bylaws	S-3/A	11/25/09	3.6
4.1	Form of Warrant dated June 22, 2009	10-Q	8/11/09	4.3
10.1	Michael Mathews Employment Agreement *	8-K	9/4/07	10.8
10.2	Amendment to Michael Mathews Employment Agreement *				Filed
10.3	Michael Katz Employment Agreement *	8-K	9/4/07	10.11
10.4	Amendment to Michael Katz Employment Agreement *				Filed
10.5	Andrew Katz Employment Agreement *	10-K	3/31/09	10.4
10.6	Roger Clark Employment Agreement *	8-K	8/13/09	10.1
10.7	David Garrity Consulting Agreement *
10.8	Crestmark Accounts Receivable Financing Agreement	10-K	3/31/09	10.23
10.9	Amendment to Crestmark Accounts Receivable Financing Agreement	10-K	3/31/09	10.24
10.10	Letter Agreement with Crestmark increasing Line of Credit dated February 3, 2009	10-K	3/31/09	10.25
10.11	Second Amendment to Crestmark Accounts Receivable Financing Agreement	10-K	3/31/09	10.26
10.12	Letter Agreement with Crestmark increasing Line of Credit dated August 31, 2009	10-Q	11/16/09	10.5
10.13	Third Amendment to Crestmark Accounts Receivable Financing Agreement	10-Q	11/16/09	10.6
10.14	Amended and Restated 2007 Equity Incentive Plan *	S-8	11/17/09	4.1
10.15	Amended and Restated 2007 Incentive Stock and Award Plan *	S-8	11/17/09	4.2
10.16	Form of Restricted Stock Agreement *	S-8	11/17/09	4.5
10.17	Form of Employee Stock Option Agreement *	S-8	11/17/09	4.8
	Form of Directors Stock Option Agreement *	S-8	11/17/09	4.9
10.18	GRQ Promissory Note dated June 22, 2009	10-Q	8/11/09	4.2
10.19	Form of Subscription Agreement dated June 22, 2009	10-Q	8/11/09	10.7

10.20	New York Lease Agreement	Filed
21.1	List of Subsidiaries	Filed
23.1	Consent of J.H. Cohn LLP	Filed
23.2	Consent of Salberg & Co., P.A.	Filed
31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished

* Management compensatory plan or arrangement

**The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

a.
the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

b.	the agreement may have different standards of materiality than standards of materiality under applicable securities laws;
c.	the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;
d.	facts may have changed since the date of the agreements; and
e.	only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to interCLICK, Inc., 257 Park Avenue South, Suite 602, New York, NY 10010 Attention: Mr. Michael Mathews.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010
interCLICK, Inc.

By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roger Clark	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 31, 2010
Roger Clark

/s/ Michael Brauser	Co-Chairman	March 31, 2010
Michael Brauser

/s/ Bret Cravatt	Co-Chairman	March 31, 2010
Brett Cravatt

/s/ Barry Honig	Director	March 31, 2010
Barry Honig

/s/ Michael Katz	Director	March 31, 2010
Michael Katz

/s/ Michael Mathews	Director	March 31, 2010
Michael Mathews

InterCLICK, Inc. (Formerly Customer Acquisition Network Holdings, Inc.) and Subsidiary
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
interCLICK, Inc.

We have audited the consolidated balance sheet of interCLICK, Inc. and Subsidiary as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of interCLICK, Inc. and Subsidiary as of December 31, 2009, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain of its warrants in the period ended December 31, 2009.

/s/ J.H. Cohn LLP
Roseland, New Jersey
March 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders' of:
interCLICK, Inc. (Formerly Customer Acquisition Network Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of interCLICK, Inc. and Subsidiary as of December 31, 2008, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of interCLICK, Inc. and Subsidiary as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $12,025,539 and used cash in operating activities of $4,151,028 for the year ended December 31, 2008, and had a working capital deficiency and an accumulated deficit of $1,438,181 and $15,258,506, respectively, at December 31, 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 19, 2009

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$12,653,958	$183,871
Accounts receivable, net of allowance of $383,188 and $425,000, respectively	21,631,305	7,120,311
Due from factor	1,052,167	637,705
Deferred taxes, current portion	955,471	-
Prepaid expenses and other current assets	367,183	94,164
Total current assets	36,660,084	8,036,051

Property and equipment, net of accumulated depreciation of $597,288 and $ 282,490, respectively	988,899	596,913
Intangible assets, net of accumulated amortization of $909,350 and $720,570, respectively	421,333	610,113
Goodwill	7,909,571	7,909,571
Investment in available-for-sale marketable securities	715,608	1,650,000
Deferred debt issue costs, net of accumulated amortization of $35,028 and $6,667, respectively	4,972	33,333
Deferred taxes, net of current portion	2,579,568	-
Other assets	192,179	191,664

Total assets	$49,472,214	$19,027,645

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,934,236	$5,288,807
Due to factor	5,260,834	3,188,425
Accrued expenses (includes accrued compensation of $2,241,731 and $0, respectively)	3,164,044	320,657
Income taxes payable	515,306	-
Obligations under capital leases, current portion	161,940	10,615
Warrant derivative liability	69,258	-
Deferred rent, current portion	3,508	-
Senior secured note payable - related party	-	400,000
Payable and promissory note settlement liability	-	248,780
Accrued interest	-	16,948
Total current liabilities	20,109,126	9,474,232

Obligations under capital leases, net of current portion	338,562	9,495
Deferred rent	83,823	72,696
Total liabilities	20,531,511	9,556,423

Commitments and contingencies - See Note 12

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 23,632,707 and 18,922,596 issued and outstanding, respectively	23,633	18,923
Additional paid-in capital	42,229,293	24,908,509
Accumulated other comprehensive loss	-	(197,704)
Accumulated deficit	(13,312,223)	(15,258,506)
Total stockholders’ equity	28,940,703	9,471,222

Total liabilities and stockholders’ equity	$49,472,214	$19,027,645

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenues	$55,258,703	$22,452,333
Cost of revenues	30,072,627	15,634,096
Gross profit	25,186,076	6,818,237

Operating expenses:
General and administrative	12,296,404	8,351,612
Sales and marketing	8,748,503	3,394,753
Technology support	3,237,528	1,245,942
Amortization of intangible assets	188,780	418,508
Total operating expenses	24,471,215	13,410,815

Operating income (loss) from continuing operations	714,861	(6,592,578)

Other income (expense):
Interest income	1,053	17,095
Other than temporary impairment of available-for-sale securities	(1,042,470)	-
Warrant derivative liability expense	(665,690)	-
Interest expense (including amortization of debt discount of $12,000 and $1,239,061, respectively)	(589,624)	(1,526,298)
Loss on sale of available-for-sale securities	(55,233)	(116,454)
Loss on disposal of property and equipment	-	(13,635)
Loss on settlement of debt	-	(20,121)
Total other expense	(2,351,964)	(1,659,413)

Loss from continuing operations before income taxes	(1,637,103)	(8,251,991)

Income tax benefit	2,139,640	1,687,305

Income (loss) from continuing operations before equity investment	502,537	(6,564,686)

Equity in investee's loss, net of income taxes	-	(653,231)

Income (loss) from continuing operations	502,537	(7,217,917)

Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $0 and $1,016,292, respectively	-	(1,235,940)
Loss on sale of discontinued operations, net of income tax benefit (provision) of $514 and ($2,439,597), respectively	(706)	(3,571,682)
Loss from discontinued operations, net of income taxes	(706)	(4,807,622)

Net income (loss)	501,831	(12,025,539)

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized loss on available-for-sale securities, net of income tax of $0	(899,999)	(314,158)
Reclassification adjustments for losses included in net income (loss), net of income tax of $0	1,097,703	116,454
Total other comprehensive income (loss), net of income taxes	197,704	(197,704)

Comprehensive income (loss)	$699,535	$(12,223,243)

Basic earnings (loss) per share:
Continuing operations	$0.03	$(0.39)
Discontinued operations	-	(0.26)
Net income (loss)	$0.03	$(0.65)

Diluted earnings (loss) per share:
Continuing operations	$0.02	$(0.39)
Discontinued operations	-	(0.26)
Net income (loss)	$0.02	$(0.65)

Weighted average number of common shares - basic	19,950,379	18,568,951
Weighted average number of common shares - diluted	20,953,862	18,568,951

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Consulting	Loss	Deficit	Equity
Balance, December 31, 2007	17,489,846	$17,490	$12,755,472	$(178,481)	$-	$(3,232,967)	$9,361,514
Issuance of common stock in connection with Options Media Group merger	500,000	500	5,716,773	-	-	-	5,717,273
Issuance of warrants in connection with Options Media Group merger	-	-	29,169	-	-	-	29,169
Common stock and warrants issued for cash, net of offering costs of $87,500	712,500	713	2,911,787	-	-	-	2,912,500
Common stock and warrants issued per price protection clause	37,500	37	(37)	-	-	-	-
Common stock and warrants issued to settle debt	152,750	153	610,847	-	-	-	611,000
Common stock issued for services	30,000	30	188,970	-	-	-	189,000
Amortization of deferred consulting - warrants	-	-	-	178,481	-	-	178,481
Stock options expense	-	-	2,695,528	-	-	-	2,695,528
Unrealized loss on marketable securities	-	-	-	-	(197,704)	-	(197,704)
Net loss, 2008	-	-	-	-	-	(12,025,539)	(12,025,539)
Balance, December 31, 2008	18,922,596	18,923	24,908,509	-	(197,704)	(15,258,506)	9,471,222
Cumulative effect of change in accounting principle	-	-	(1,864,466)	-	-	1,444,452	(420,014)
Common shares issued to eliminate or modify price protection for certain common shares and warrants	352,500	352	658,659	-	-	-	659,011
Stock-based compensation	155,625	155	3,394,144	-	-	-	3,394,299
Common shares issued to extend debt maturity date	5,000	5	11,995	-	-	-	12,000
Common shares issued in lieu of cash to pay accrued interest	5,528	6	13,260	-	-	-	13,266
Common shares and warrants issued under private placement, net of placement fees	1,250,000	1,250	2,255,750	-	-	-	2,257,000
Common shares issued under public offering, net of offering costs	2,875,000	2,875	11,516,795	-	-	-	11,519,670
Unrealized loss on available-for-sale securities	-	-	-	-	(899,999)	-	(899,999)
Reclassification adjustment for losses on available-for-sale securities included in net loss	-	-	-	-	55,233	-	55,233
Other than temporary impairment on available-for-sale securities	-	-	-	-	1,042,470	-	1,042,470
Stock options exercised	66,458	67	97,633	-	-	-	97,700
Reclassification of warrant derivative liability to equity upon expiration of price protection	-	-	357,435	-	-	-	357,435
Adjustment to additional paid-in capital related to tax benefit of stock based compensation	-	-	879,579	-	-	-	879,579
Net income, 2009	-	-	-	-	-	501,831	501,831

Balance, December 31, 2009	23,632,707	$23,633	$42,229,293	$-	$-	$(13,312,223)	$28,940,703

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income (loss)	$501,831	$(12,025,539)
Add back loss from discontinued operations, net	706	4,807,622
Income (loss) from continuing operations	502,537	(7,217,917)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Stock-based compensation	3,394,299	1,941,191
Other than temporary impairment of available-for-sale securities	1,042,470	-
Warrant derivative liability expense	665,690	-
Depreciation of property and equipment	314,798	245,489
Provision for bad debts	193,752	414,737
Amortization of intangible assets	188,780	418,508
Loss on sale of available-for-sale securities	55,233	116,454
Amortization of debt issue costs	28,361	44,172
Amortization of debt discount	12,000	1,239,061
Changes in deferred tax assets	(2,654,946)	-
Excess tax benefits from stock-based compensation	(879,579)	-
Equity method pick up from investment	-	653,231
Write-off of deferred acquisition costs	-	96,954
Loss on settlement of debt	-	20,121
Loss on disposal of property and equipment	-	13,635
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,704,746)	(4,144,746)
Increase in prepaid expenses and other current assets	(273,019)	(38,414)
Increase in other assets	(515)	(124,727)
Increase in accounts payable	5,645,429	2,843,814
Increase (decrease) in accrued expenses	2,843,387	(726,062)
Increase in income taxes payable	515,306	-
Increase in deferred rent	14,635	72,696
Decrease in accrued interest	(3,682)	(19,225)
Net cash used in operating activities	(3,099,810)	(4,151,028)

Cash flows from investing activities:
Purchases of property and equipment	(215,777)	(357,006)
Proceeds from sales of property and equipment	-	13,000
Proceeds from sale of available-for-sale securities	34,393	1,078,000
Deferred acquisition costs	-	(10,619)
Net cash (used in) provided by investing activities	(181,384)	723,375

Cash flows from financing activities:
Proceeds from common stock and warrants issued for cash, net of offering costs	13,776,670	2,912,500
Excess tax benefits from stock-based compensation	879,579	-
Proceeds from stock options exercised	97,700	-
Proceeds from factor, net	1,657,947	2,550,720
Proceeds from issuance of notes payable	-	1,300,000
Principal payments on notes payable	(400,000)	(5,423,573)
Principal payments on capital leases	(10,615)	(8,497)
Net cash provided by financing activities	16,001,281	1,331,150

Cash flows from discontinued operations:
Cash flows from operating activities	-	(811,564)
Cash flows from investing activities-acquisition	-	(1,885,624)
Cash flows from investing activities-divestiture	(250,000)	1,302,079
Net cash used in discontinued operations	(250,000)	(1,395,109)

Net increase (decrease) in cash and cash equivalents	12,470,087	(3,491,612)

Cash and cash equivalents at beginning of year	183,871	3,675,483

Cash and cash equivalents at end of year	$12,653,958	$183,871

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Supplemental disclosure of cash flow information:
Interest paid	$512,394	$261,796
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock to eliminate or modify price protection for warrants	$508,497	$-
Property and equipment acquired through capitalized leases	$491,007	$-
Reclassification of warrant derivative liability to equity upon expiration of price protection	$357,435	$-
Unrealized gain (loss) on available-for-sale securities	$197,704	$(197,704)
Issuance of common stock to pay accrued interest payable	$13,266	$-
Issuance of common stock to extend debt maturity date	$12,000	$-
Issuance of common stock and warrants in business combination	$-	$5,746,442
Issuance of common stock and warrants in debt settlement	$-	$611,000
Issuance of common stock for services rendered and to be rendered	$-	$189,000
Issuance of shares in Options Media Group Holdings, Inc. to settle accounts payable	$-	$54,611

The accompanying notes are an integral part of these consolidated financial statements.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 1. Nature of Operations

Overview

interCLICK, Inc. (the “Company”) was formed in Delaware on March 4, 2002 under the name Outsiders Entertainment, Inc.

On August 28, 2007, the Company closed an Agreement and Plan of Merger and Reorganization (the “CAN Merger Agreement”) and acquired Customer Acquisition Network, Inc. (“CAN”), a privately-held corporation formed in Delaware on June 14, 2007. In connection with this acquisition, the Company changed its name to Customer Acquisition Network Holdings, Inc. On June 25, 2008, the Company changed its name to interCLICK, Inc.

On August 31, 2007, the Company closed an Agreement and Plan of Merger (the “Desktop Merger”), wherein the Company acquired Desktop Interactive, Inc. (“Desktop Interactive”), a privately-held Delaware corporation engaged in the Internet advertising business. Desktop Interactive merged with and into Desktop Acquisition Sub, Inc. (“Desktop”), a wholly-owned subsidiary of the Company. Desktop was the surviving corporation. Desktop was formed in Delaware on August 24, 2007.

interCLICK is an online display advertising network powered by a proprietary data-enrichment technology platform. The substantial majority of interCLICK’s revenues are derived from agreements with advertising agencies that develop digital media campaigns on behalf of branded advertisers. Such advertising campaigns target online users on hundreds of website publishers across more than a dozen product and service categories. Virtually all of the Company’s revenues are generated in the United States.

All references to the Company’s outstanding shares, options, warrants and per share information have been adjusted to give effect to the one-for-two reverse stock split effective October 23, 2009.

Merger with Options Newsletter

On January 4, 2008, the Company closed an Agreement and Plan of Merger (the “Options Merger”), wherein the Company acquired Options Newsletter, Inc. (“Options Newsletter”). Options Newsletter merged with and into Options Acquisition Sub, Inc. (“Options Acquisition”), a wholly-owned subsidiary of the Company. Options Acquisition was the surviving corporation. On June 23, 2008, Options Acquisition was sold to Options Media Group Holdings, Inc (“OPMG”).

Options Acquisition began selling advertising space within free electronic newsletters that were published and emailed to subscribers. Options Acquisition also generated leads for customers by emailing its customers’ advertisements to various email addresses from within the Options Acquisition database. Options Acquisition was also an email service provider (“ESP”) and offered customers an email delivery platform to create, send and track email campaigns. During the period from January 4, 2008 to June 23, 2008 (date of disposition), the majority of Options Acquisition’s revenue was derived from being an ESP, but Options Acquisition continued to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

The initial merger consideration with respect to the Options Merger (the “Options Merger Consideration”) included $1.5 million in cash of which $150,000 was held in escrow pending passage of deferred representation and warranty time period and 500,000 shares of common stock valued at $11.44 per share. The total initial purchase price was $7,395,362 and included cash of $1,500,000, 500,000 shares of common stock valued at $5,717,273, legal fees of $73,920, valuation service fees of $25,000, brokers’ fees of $50,000 and 5,000 warrants valued at $29,169 with an exercise price of $11.14 per share. The shares of the Company’s stock issued in conjunction with the Options Merger were subject to a 12-month lockup.

In addition to the initial merger consideration, the Company was obligated to pay $1 million (the “Earn-Out”) if certain gross revenues were achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008. For the quarters ended March 31, 2008 and June 30, 2008, the Company incurred $279,703 and $221,743, respectively, in Earn-Out. On September 30, 2008, the Company entered into a settlement agreement with the seller whereby the Company agreed to pay the remaining $498,554 of Earn-Out (See Note 12 “Settlement with Former Owner of Options Newsletter”). The $1,000,000 Earn-Out increased the purchase price and is included as an adjustment to goodwill in the purchase price allocation below.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The Company accounted for the acquisition utilizing the purchase method of accounting. The results of operations of Options Acquisition were included in the consolidated results of operations of the Company beginning on January 1, 2008. The operations from January 1, 2008 to January 4, 2008 were not material. The net purchase price, including acquisition costs paid, and adjusted for the total Earn-Out to be paid as part of the September 30, 2008 settlement with the seller, was allocated to assets acquired and liabilities assumed as follows:

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

In connection with the purchase of Options Acquisition, the Company executed a three-year employment agreement with the former owner of Options Newsletter to pay him $250,000 per year plus 150,000 stock options which were to vest one-third at the end of each of three years and are exercisable at $2.00 per share. On September 30, 2008, the Company entered into a settlement agreement with the former owner whereby all 150,000 stock options became fully vested immediately and exercisable as follows: 50,000 stock options became exercisable as of January 15, 2009 and 100,000 stock options became exercisable as of September 30, 2009 (See Note 12 “Settlement with Former Owner of Options Newsletter”). Accordingly, the remaining unrecognized portion of the fair value of the stock options of $962,829 was recognized and included in loss from discontinued operations as of September 30, 2008 (See Note below).

Divestiture of Options Newsletter

On June 23, 2008, the Company, as the sole stockholder of Options Acquisition entered into an Agreement of Merger and Plan of Reorganization (the “Options Divestiture”) by and among, Options Media Group Holdings, Inc. (“OPMG”), Options Acquisition and Options Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of OPMG.

At the closing of the Options Divestiture on June 23, 2008, the Company, as Options Acquisition’s sole stockholder, received (i) 12,500,000 shares of OPMG’s stock (the “OPMG shares”), (ii) $3,000,000 in cash and (iii) a $1,000,000 senior secured promissory note receivable from OPMG (the “Note”). The OPMG shares were valued at $3,750,000 using a price of $0.30 per share, which was based on a private placement for OPMG shares that was occurring at the same time of the Options Divestiture. The Note bore interest at 10%, was due December 23, 2008, and was secured by a first priority security interest in OPMG and its active subsidiaries’ assets. On July 18, 2008, OPMG paid the Company $1,006,164 representing the full principal and accrued interest on the Note.

The loss from the Options Divestiture is included in loss on sale of discontinued operations for the year ended December 31, 2008 and is calculated as follows:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Consideration received for sale:
Cash consideration	$3,000,000
Note receivable	1,000,000
12.5 million common shares of OPMG	3,750,000
Total consideration received	7,750,000

Less: net book value of subsidiary sold:
Original purchase price (including Earn Out payments due)	8,395,362
Asset contributed to Options Acquisition	350,000
Advances to Options Acquisition	402,190
Corporate allocation to Options Acquisition	661,156
Equity method pick up from 1/1/08 to 6/23/08	(935,173)
Interest expense on payable and promissory note settlement liability from 9/30/08 to 12/31/08	8,550
Net book value of subsidiary sold June 23, 2008	8,882,085

Loss on sale of discontinued operations before income taxes	(1,132,085)

Income tax provision	(2,439,597)

Loss on sale of discontinued operations, net of income taxes	$(3,571,682)

Regarding the net book value of the subsidiary sold, the asset contributed to Options Acquisition in the above table consisted of an inventory of qualified data for use by the Company in email advertising purchased from a customer for $350,000 and contributed to Options.

For tax purposes, the Options Newsletter acquisition was treated as a tax free exchange and the Company initially had a carryover tax basis of $238,000.  For book reporting purposes, the acquisition was recorded at fair market value based on the value of the Company's stock issued in exchange for Options Newsletter stock.  Subsequent to the acquisition, the Company contributed assets to Options Newsletter while operating losses were generated.  At the time of the Options Divestiture, the Company’s book basis was approximately $7.2 million greater than its tax basis, thus resulting in a provision (rather than a benefit) for income tax purposes.

As a result of the Options Divestiture and the cash proceeds received by the Company, the Company paid down $2,750,000 of the balance on that certain promissory note dated November 15, 2007 (the “Longview Notes”), among the Company, CAN, Desktop (the “Subsidiaries”) and Longview Marquis Master Fund, L.P., (“Longview”). The remaining balance of the Longview Notes as of June 23, 2008 (giving effect to the increase in principal described under the “Amendment Agreement” below) was $1,773,573. The Company had also pledged the OPMG shares to Longview, in order to secure the remaining balance of the Longview Notes. As of September 30, 2008, all principal and accrued interest on the Longview Notes had been repaid (See Note 7).

On September 30, 2008, the Company entered into a settlement agreement with the former owner of Options Newsletter to settle all amounts due under the $1 million Earn-Out and his employment agreement whereby the Company agreed to pay $600,000 upon execution of the settlement agreement and $500,000, paid in two equal installments on October 30, 2008 and January 15, 2009. The $1,100,000 in payments was discounted to a net present value of $1,090,230 using a discount rate of 12%. In addition, all stock options previously granted to the former owner became fully vested immediately. As a result of the settlement, the additional loss from discontinued operations was $1,053,059 and the additional loss on sale of discontinued operations was $507,104 for the year ended December 31, 2008. As of December 31, 2008, the balance of the payable and promissory note settlement liability was $248,780. As of March 31, 2009, the Company had paid the entire balance of the payable and promissory note settlement liability.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 2. Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the valuation of accounts receivable and allowance for doubtful accounts, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of discounts on debt, valuation of derivatives, valuation of investment in available-for-sale securities, valuation of shares of common stock, options and warrants granted for services or recorded as debt discounts or other non-cash purposes including business combinations, the valuation allowance on deferred tax assets, estimates of the tax effects of business combinations and sale of subsidiary, and estimates in equity investee’s losses.

Principles of Consolidation

The consolidated financial statements include the accounts of interCLICK, Inc. and its wholly-owned subsidiary and Options Newsletter through its sale date. All significant inter-company balances and transactions have been eliminated in consolidation. As a result of the Options Divestiture, the results of Options Newsletter are reported as “Discontinued Operations”.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial statements. During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Business Combinations

The Company accounted for acquisitions prior to January 1, 2009 utilizing the purchase method of accounting. Accordingly, the total consideration paid, including certain costs incurred to effect the transaction, was allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates, determination of appropriate discount rates, estimates of advertiser and publisher turnover rates, and estimates of terminal values. These assumptions are generally made based on available historical information. Definite-lived identifiable intangible assets are amortized on a straight-line basis, as this basis approximates the expected cash flows from the Company’s existing definite-lived identifiable intangible assets. Business combinations consummated after December 31, 2008 shall be accounted for under the acquisition method specified in ASC Topic 805, “Business Combinations”.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009 and 2008.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Direct write-offs are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts.

Advertising

The Company conducts advertising for the promotion of its services. In accordance with ASC Topic 720.35.25, advertising costs are charged to operations when incurred. Advertising costs aggregated $208,270 and $107,163 for the years ended December 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Category	Depreciation Term
Computer equipment	3-5 years
Software	3 years
Furniture and fixtures	3-5 years
Office equipment	3-5 years

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with ASC Topic 350 “Intangibles - Goodwill and Other” and records intangible assets acquired in a business combination in accordance with ASC Topic 805 “Business Combinations”.

Customer relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three-year life of the customer relationships. Accordingly, this results in accelerated amortization in which the majority of costs is amortized during the two-year period following the acquisition date of the intangible. Developed technology is being amortized on a straight-line basis over five years. The domain name is being amortized over its remaining life at acquisition date of six months.

Goodwill

As of December 31, 2009, goodwill amounted to $7,909,571, all of which resulted from the August 31, 2007 merger with Desktop. The Company tests goodwill for impairment in accordance with the provisions of ASC Topic 350 “Intangibles - Goodwill and Other”. Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. As of December 31, 2009, the Company has determined its reporting units consisted of interCLICK and Desktop and determined that no adjustment to the carrying value of goodwill was required.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Investment in Available-For-Sale Marketable Securities

The Company invests in various marketable equity instruments and accounts for such investments in accordance with ASC Topic 320, “Investments – Debt and Equity Securities”. Trading securities are carried at fair value, with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company accounts for investments in which the Company owns more than 20% of the investee, using the equity method in accordance with ASC Topic 323, "Investments - Equity Method and Joint Ventures". Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC Topic 323.10.35.36.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each quarterly balance sheet date.

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

Long-Lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with ASC Topic 360, “Property Plant and Equipment,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition.” Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Revenues consist of amounts charged to customers, net of discounts, credits and amounts paid or due under revenue sharing arrangements, for actions on advertisements placed on our publisher vendor’s websites. The Company’s revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable. Additionally, consistent with the provisions of ASC Topic 605.45, the Company recognizes revenue as a principal. Accordingly, revenue is recognized on a gross basis.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from publishers and third party data. The Company becomes obligated to make payments related to such expenses in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying statements of operations.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. ASC Topic 820 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Excluded from the scope of ASC Topic 820 are certain leasing transactions accounted for under ASC Topic 840, “Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC Topic 820.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest and penalties are included as a component of income tax expense and income taxes payable.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2009, the tax years 2006 through 2008 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years. We adopted the provisions of ASC Topic 740 on our inception date of June 14, 2007.

The Company follows the provisions of the predecessor to ASC Topic 740.10.25.09, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC Topic 740. Topic 740.10.25.09 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic No. 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of the Company’s common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period, and, if dilutive, potential shares outstanding during the period. Potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, stock warrants, nonvested shares of common stock, and convertible debt instruments.

Reclassifications

Certain amounts in the accompanying 2008 financial statements have been reclassified at December 31, 2009. In particular, bad debt expense is now included in general and administrative expenses. Merger, acquisition and divestiture costs are now included in general and administrative expenses. Ad serving costs have been reclassified from general and administrative costs to cost of revenues. Whereas certain compensation costs (including stock-based compensation) had been included in sales and marketing expenses, a portion of these costs have been reclassified to either general and adminstrative expenses or technology support expenses. Deferred revenue is now included in accrued expenses. The following table shows the reclassifications to the consolidated statement of operations for the year ended December 31, 2008.

	For the year ended December 31, 2008
		Reclassifications
			Merger,
			Acquisition,		Compensation
	As Previously	Bad Debt	and Divestiture	Ad Serving	and Employee-	As
	Reorted	Expense	Costs	Costs	Related Costs	Reclassified

Revenues	$22,452,333					$22,452,333
Cost of Revenue	15,344,337			$289,759		15,634,096
Gross profit	7,107,996					6,818,237

Operating expenses:
General and administrative	6,269,070	$414,737	$652,104	(289,759)	$1,305,460	8,351,612
Sales and marketing	4,884,973				(1,490,220)	3,394,753
Technology support	1,061,182				184,760	1,245,942
Amortization of intangible assets	418,508					418,508
Merger, acquisition and divestiture costs	652,104		(652,104)			-
Bad debt expense	414,737	(414,737)				-
Total operating expenses	13,700,574					13,410,815

Operating loss from continuing operations	$(6,592,578)					$(6,592,578)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as currently reported by the Company adjusted for other comprehensive items. Other comprehensive items for the Company consist of unrealized gains and losses related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded as a component of stockholders’ equity.

Discontinued Operations

On June 23, 2008, the Company completed the sale of its Options Acquisition subsidiary pursuant to an Agreement of Merger and Plan of Reorganization. The amounts associated with the sale of this subsidiary are reported as discontinued operations in the accompanying consolidated financial statements, in accordance with ASC Topic 820. In addition, certain allocable corporate expenses pertaining to Options Acquisition are also included in discontinued operations.

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
DECEMBER 31, 2009 AND 2008

Cumulative Effect of Change in Accounting Principle

On January 1, 2009, the Company determined that certain of its warrants previously issued contain round-down protection (price protection) and such instruments are not considered indexed to a company’s own stock because neither the occurrence of a sale of shares of common stock by the Company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. Accordingly, the warrants with price protection qualify as derivatives and need to be separately accounted for as a liability under ASC Topic 815. In accordance with ASC Topic 815, the cumulative effect of the change in accounting principle has been applied retrospectively and has been recognized as an adjustment to the opening balance of equity. The cumulative-effect adjustment amounts recognized in the balance sheet as a result of the initial adoption of this policy were determined based on the amounts that would have been recognized if the policy had been applied from the issuance date of the instrument. As a result of the accounting change, the accumulated deficit as of January 1, 2009 decreased from $15,258,506, as originally reported, to $13,814,054 and additional paid-in capital decreased from $24,908,509, as originally reported, to $23,044,043.

Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company's technology are expensed when incurred, and are included in operating expenses under Technology support. The Company recognized research and development costs of $48,200 for the year ended December 31, 2009.

Codification Update

In May 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that became part of ASC Topic 855-10, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard ASC 105, “Generally Accepted Accounting Principles”, whereby the FASB Accounting Standards Codification (“ASC” or “Codification”) will be the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC Topic 105. All other accounting literature not included in the Codification is non-authoritative. The Codification did not have a significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value”. ASU 2009-05 provided amendments to ASC 820-10, including clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The Company does not expect adoption of ASU 2010-06 to have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The Company does not expect adoption of ASU 2010-09 to have a material impact on the Company’s consolidated results of operations or financial condition.

Note 3. Accounts Receivable

Accounts receivable consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Accounts receivable	$22,014,493	$7,545,311
Less: Allowance for doubtful accounts	(383,188)	(425,000)
Accounts receivable, net	$21,631,305	$7,120,311

As of December 31, 2009 and 2008, we recorded an allowance for doubtful accounts of $383,188 and $425,000, which represents an allowance percentage of 1.7% and 5.6% of our gross accounts receivable balance of $22,014,493 and $7,545,311, respectively.

Bad debt expense was $193,752 and $414,737 for the years ended December 31, 2009 and 2008, respectively.

See also Note 13 for concentrations of accounts receivable.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Computer equipment	$1,433,461	$754,516
Furniture and fixtures	72,711	46,069
Software	57,572	56,375
Office equipment	22,443	22,443
	1,586,187	879,403
Accumulated depreciation	(597,288)	(282,490)
Property and equipment, net	$988,899	$596,913

Property and equipment held under capitalized leases of $520,365 and $29,358 at December 31, 2009 and 2008, respectively, are included in Computer equipment above. Depreciation expense for the years ended December 31, 2009 and 2008 was $314,798 and $245,489, of which $10,465 and $5,872 pertained to capitalized leases for the years ended December 31, 2009 and 2008, respectively. Accumulated depreciation amounted to $597,288 and $282,490, of which $17,152 and $6,687 pertained to capitalized leases, as of December 31, 2009 and 2008, respectively.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 5. Intangible Assets

Intangible assets, which were all acquired from the Desktop business combination, consisted of the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Domain name	683	683
	1,330,683	1,330,683
Accumulated amortization	(909,350)	(720,570)
Intangible assets, net	$421,333	$610,113

Customer relationships are fully amortized as of December 31, 2009 and were amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three-year life of the customer relationships. Accordingly, this resulted in accelerated amortization in which the majority of costs were amortized during the two-year period following the acquisition date of the intangible.

Developed technology is being amortized on a straight-line basis over five years.

The domain name is fully amortized as of December 31, 2009 and was amortized over its remaining life of six months following the acquisition date of the intangible.

The following is a schedule of estimated future amortization expense of intangible assets as of December 31, 2009:

Year Ending December 31,
2010	$158,000
2011	158,000
2012	105,333
Total	$421,333

Note 6.  Investment in Available-For-Sale Marketable Securities

The following represents information about available-for sale securities held at December 31, 2009:

Securities in loss positions	Amortized	Aggregate	Aggregate
more than 12 months	Cost Basis	Unrealized losses	Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$715,608	$-	$715,608

At the closing of the Options Divestiture on June 23, 2008, the Company, as Options Acquisition’s sole stockholder, received as part of the divestiture 12,500,000 shares of OPMG’s stock. The OPMG shares were valued at $3,750,000 using a price of $0.30 per share, which was based on a private placement for OPMG shares that was occurring at the same time of the Options Divestiture. From June 23, 2008 forward, the Company accounted for the investment in OPMG under the equity method until September 18, 2008, at which time the Company’s ownership percentage fell to below 20% and the Company lost significant influence and control over the investee. From June 23, 2008 through September 18, 2008, the Company recognized an aggregate of $653,231 of its proportionate share of the investee losses. During that same period, the Company sold an aggregate of 4.7 million OPMG shares having a basis of $1,180,496 for proceeds of $1,034,000, resulting in a loss of $146,496. On September 30, 2008, the Company gave to a vendor 100,000 OPMG shares having a basis of $24,568 in order to settle $54,611 of accounts payable, resulting in a gain of $30,042.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In May and November 2009, the Company sold an aggregate of 0.3 million OPMG shares having a basis of $89,625 for proceeds of $34,392, resulting in a loss of $55,233. While the OPMG closing stock price on December 31, 2009 was $0.07 per share, management has deemed private transactions to be the most advantageous market for orderly sales of the Company’s investment in OPMG. In November 2009, and again in January 2010, the Company sold some of its shares of OPMG to an unrelated third party for $0.10 per share. Accordingly, the Company has utilized the $0.10 per share price from the November 2009 sale to value its remaining 7.2 million OPMG shares resulting in a fair value of $715,608 as of December 31, 2009. The Company has determined that the decline in the fair value of its investment in OPMG below its cost basis is other than temporary as of December 31, 2009, based on the extent and length of time over which the market value has been less than cost as well as due diligence inquiries the Company made relating to OPMG’s prospects. Accordingly, the Company has recognized an other than temporary impairment related to its investment in the OPMG shares of $1,042,470 in the accompanying consolidated statement of operations for the year ended December 31, 2009. As a result of this determination, the Company maintains a $0 unrealized loss on available-for-sale equity securities in the stockholders’ section of the accompanying consolidated balance sheet.

Note 7. Notes Payable – Related Party, Factor Agreement and Capital Lease Obligations

Notes Payable – Related Party

Notes payable – related party consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
6% Senior secured promissory note payable - related party	$-	$400,000
Less: Current maturities	-	(400,000)
Amount due after one year	$-	$-

In November 2007, pursuant to a purchase agreement we sold senior secured promissory notes (the “Longview Notes”) in the original aggregate principal amount of $5,000,000. We received net proceeds in the amount of $4,500,000 net of $500,000 of an Original Issue Discount upon the sale of the Longview Notes. The Longview Notes were to mature on May 30, 2008 and bore interest at the rate of 8% per annum, payable quarterly in cash. We used the net proceeds from the sale of the Longview Notes first, to pay expenses and commissions related to the sale of the Longview Notes and second, for the general working capital needs and acquisitions of companies or businesses reasonably related to Internet marketing and advertising. In addition, the Purchase Agreement contained certain customary negative covenants, including, without limitation, certain restrictions (subject to limited exceptions) on (i) the issuance of variable priced securities, (ii) purchases and payments, (iii) limitations on prepayments, (iv) incurrence of indebtedness, (v) sale of collateral, (vi) affiliate transactions and (vii) the ability to make loans and investments.

In consideration for the loan, the lender purchased 75,000 shares of common stock at $0.02 per share from a third party stockholder of the Company. On such date, the closing trading price of the Company's common stock on the Over-The-Counter Bulletin Board was $10.70. The purchase of the shares of common stock at a favorable price from such third party stockholder was a material inducement for the loan. Accordingly, under U.S. GAAP, of the $4.5 million received by the Company in connection with the sale of the senior notes to the lender, $802,500 was allocated to the value of the shares of common stock sold to the lender as if such shares of common stock were contributed to the Company by the third party and then reissued by the Company in connection with the transactions.

The resulting aggregate debt discount of $1,352,500 (consisting of the original issue discount of $500,000, lender fees of $50,000 and the 75,000 shares of common stock valued at $802,500) was being amortized to interest expense over the original term of the debt through May 30, 2008. Amortization of the debt discount for the year ended December 31, 2008 totaled $1,104,377, of which $940,456 is included in interest expense and $163,921 is included in discontinued operations.

On May 5, 2008, $611,111 of the $5,000,000 Longview Notes and was paid by the issuance of 152,750 shares of common stock and 76,375 five-year warrants exercisable at $5.00 per share having an aggregate value of $611,000, which was based on a private placement of similar securities of the Company occurring at the time of settlement. The net book value of the debt at the date of settlement was $588,404, resulting in a loss on settlement of $22,707 (consisting of the unamortized debt discount at the date of settlement), of which $20,121 was included in other income (expense) and $2,586 was included in loss from discontinued operations.

In addition, the Company incurred legal and other fees associated with the issuance of the Longview Notes. Such fees of $91,437 were included in deferred debt issue costs and were amortized to interest expense over the term of the debt. Amortization of the deferred costs for the year ended December 31, 2008 totaled $77,505, of which $66,134 is included in interest expense and $11,371 is included in discontinued operations.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

On June 23, 2008, the Company utilized proceeds from the Options Divestiture in order to pay $2,750,000 of the balance on the Longview Notes pursuant to an amendment agreement. The remaining balance of the Longview Notes as of June 23, 2008 (giving effect to an increase in principal of $134,684 pursuant to an amendment agreement) was $1,773,573. Also, the maturity date of the Longview Notes was extended to August 30, 2008 and the interest rate was increased from 8% to 12%. The Company also pledged its OPMG shares to Longview, in order to secure the remaining balance of the Longview Notes. The resulting debt discount of $134,684 was amortized to interest expense over the term of the note. Amortization of the new debt discount for the year ended December 31, 2008 was $134,684, all of which is included in interest expense.

As of September 30, 2008, all principal and accrued interest on the Longview Notes had been repaid.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to one of our Co-Chairmen. The GRQ Notes bore interest at the rate of 6% per annum and initially matured December 31, 2008. We used the net proceeds from the sale of the GRQ Notes to repay the Longview Notes. The Company pledged the OPMG shares as collateral on the GRQ Notes. On November 26, 2008, the Company repaid $650,000 of the GRQ Notes. On December 30, 2008, the Company and the noteholder entered into an agreement whereby the noteholder agreed to extend the maturity date of the note to June 30, 2009 (all other terms remained the same) provided the Company make a principal payment of $250,000 on the remaining note by December 31, 2008. On December 30, 2008, the Company made said payment, thus reducing the principal balance to $400,000 and extending the maturity date to June 30, 2009.

On June 5, 2009, the Company and the noteholder agreed to extend the maturity date for $100,000 of the notes payable from June 30, 2009 to December 31, 2009. In exchange, this portion of the notes payable was converted to a 6% unsecured convertible note, convertible at the rate of $4.00 per share. The modification of this debt instrument was substantial and, therefore under GAAP, the debt was deemed to be replaced with new debt. The conversion feature was the only consideration given to the noteholder for the maturity date extension. As the conversion feature’s exercise price exceeded the quoted trade price of the underlying stock at the date of the modification, it did not have any intrinsic value. Accordingly, the Company did not record any entries pertaining to the aforementioned replacement of the noteholder’s debt. On September 29, 2009, the entire principal amount of the convertible note payable of $100,000 was repaid.

On June 22, 2009, the Company repaid $100,000 of the remaining $300,000 of senior secured promissory note payable. In addition, the Company and the noteholder agree to extend the maturity date for the remaining $200,000 of the notes payable from June 30, 2009 to December 31, 2009. In exchange, the noteholder received 5,000 shares of common stock having a fair value of $12,000, which was treated as debt discount and was being amortized over the remaining term of the debt. Additionally, the Company issued 5,528 shares of common stock in lieu of cash as payment for $13,266 of accrued interest related to the notes payable. On August 19, 2009, the entire principal amount of the senior secured note payable of $200,000 was repaid along with a portion of the accrued interest of $1,874. Accordingly, the remaining unamortized portion of the debt discount of $11,500 was recognized as interest expense at that time.

Accrued interest related to above notes at December 31, 2009 and 2008 was $0 and $16,948, respectively.

Factor Agreement

The Company factors its trade accounts receivable, with recourse, pursuant to a revolving credit facility. In October 2008, the Company entered into a revolving credit facility with Silicon Valley Bank (“Silicon”) to finance up to 80% of the Company’s accounts receivable up to a maximum credit line of $3 million. The Silicon credit facility had an interest rate equal to prime plus 2.0% and was secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares, which had been pledged to secure the GRQ Notes. Due to the recourse provision, the factoring arrangement was accounted for as a secured borrowing. During 2008, the Company factored approximately $2.5 million of its accounts receivable with Silicon, of which approximately $2.0 million was received in advances. The Silicon facility was repaid in 2008.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On November 13, 2008, the Company entered into a revolving credit facility, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark Commercial Capital Lending, LLC (“Crestmark”) to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (subsequently increased to $4.5 million on February 3, 2009, $5.5 million on April 30, 2009, and to $7.0 million on September 2, 2009), which would represent gross factored accounts receivable less a 20% reserve holdback by Crestmark. The Crestmark credit facility has an interest rate equal to prime plus 1.0% (overall interest rate of 4.75% at December 31, 2009) and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares.  In addition, the Company pays a monthly fee (initially 0.575% and decreased to 0.375% on September 2, 2009) per 30 days on each factored invoice amount until the invoice is paid.  The Crestmark credit facility was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and renews automatically unless terminated by either party not less than 30 days and not more than 90 days prior to the next anniversary date.  The balance due on the Crestmark credit facility at December 31, 2009 was $4,208,667, which is net of the 20% reserve of $1,052,167 that is presented as Due from factor, a current asset.  The unused amount under the line of credit available to the Company at December 31, 2009 was $2,791,333.  The average monthly balance due under the Crestmark facility was $3,848,334 for the year ended December 31, 2009, and $2,203,240 for the two months ended December 31, 2008 (as the credit facility began on November 13, 2008).

The following is a summary of accounts receivable factored as well as factor fees incurred for the years ended December 31, 2009 and 2008:

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Accounts receivable factored	$32,240,546	$5,233,487

Factoring fees incurred	$567,698	$95,296

The factoring fees for 2008 include a $20,000 early termination fee for the Silicon credit facility.

Capital Lease Obligations

In December 2009, the Company purchased computer equipment for $215,400 through a non-interest bearing capital lease agreement, payable in 36 installments of $5,983.

In December 2009, the Company purchased computer equipment for $275,607 through a capital lease agreement, bearing interest of 6.34%, payable in 36 installments of $8,405.

Capital lease obligations consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Capital lease obligations	$500,502	$20,110
Less: Current maturities	(161,940)	(10,615)
Amount due after one year	$338,562	$9,495

Note 8. Net Earnings (Loss) per Share

Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of the incremental shares of common stock issuable upon exercise of stock options and warrants (using the treasury stock method) as well as nonvested shares of common stock and convertible debt.  The options, warrants and nonvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  Accordingly, potentially dilutive securities for the year ended December 31, 2008 have not been included in the calculation of the diluted net loss per share as such effect would have been anti-dilutive.  As a result, the basic and diluted net loss per share amounts for the year ended December 31, 2008 are identical.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Components of basic and diluted earnings per share for the year ended December 31, 2009 were as follows:

	For the Year Ended December 31, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$501,831

Basic EPS
Income available to common stockholders	$501,831	19,950,379	$0.03

Effect of Dilutive Securities
Stock options	-	944,006
Warrants	-	46,915
Nonvested common stock	-	8,589
Convertible debt	1,907	3,973

Diluted EPS
Income available to common stockholders
+ assumed conversions	$503,738	20,953,862	$0.02

Options to purchase 1,112,500 shares of common stock and warrants to purchase 573,750 shares of common stock were outstanding during the year ended December 31, 2009, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.  In addition, 42,500 nonvested shares were not included in the computation of diluted earnings per share because the number of shares assumed purchased (calculated using the compensation cost attributed to future services and not yet recognized) under the treasury stock method exceeds the number of shares that would be issued.

Options to purchase 2,518,394 shares of common stock and warrants to purchase 705,304 shares of common stock were outstanding during the year ended December 31, 2008, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive.

Note 9. Income Taxes

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary.  The amounts provided for income taxes are as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Current (benefit) provision: federal	$972,373	$(1,310,732)
Current (benefit) provision: state	422,511	(376,573)
Total current provision	1,394,884	(1,687,305)

Deferred (benefit) provision: federal	(1,143,912)	-
Deferred (benefit) provision: state	(504,159)	-
Deferred (benefit) provision relating to reduction of valuation allowance	(1,886,453)	-
Total deferred provision	(3,534,524)	-

Total benefit for income taxes from continuing operations	$(2,139,640)	$(1,687,305)

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Accounts receivable	$161,506	$170,000
Net operating loss carryforward	436,701	1,353,235
Accrued compensation	500,372	-
Amortization of warrants	112,839	107,088
Depreciation	140,342	86,737
Organizational costs	85,547	67,739
Stock-based compensation	2,171,423	1,186,581
Investment in Options Media	405,813	-
Deferred rent	36,387	29,078
Investment in OPMG	601,065	160,918
Alternative minimum tax credit carryforward	92,795	-
	4,744,790	3,161,376
Less: valuation allowance	(1,006,878)	(2,893,330)
Total deferred tax assets	3,737,912	268,046

Deferred tax liabilities:
Acquired intangible assets-amortization	(202,873)	(268,046)
Total deferred tax liabilities	(202,873)	(268,046)

Total net deferred tax assets	$3,535,039	$-

The deferred tax assets have been presented in the accompanying consolidated balance sheets as follows:

	December 31, 2009	December 31, 2008
Deferred taxes, current portion	$955,471	$-
Deferred taxes, net of current portion	2,579,568	-
Net deferred tax assets	$3,535,039	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2008 for the full amount of our deferred tax assets due to the uncertainty of realization.  For 2009, the Company utilized approximately $4.6 million of net operating loss carryforwards.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will be able to realize the tax benefit associated with  deferred tax assets.  However, certain deferred tax assets relate to investment transactions for which management does not believe that it is more likely than not that the related deferred tax assets will be realized and, therefore, a full valuation allowance has been established on those assets as of December 31, 2009.  The net change in the valuation allowance during the years ended December 31, 2009 and 2008 was a decrease of $1,886,452 and an increase of $1,940,945, respectively.

At December 31, 2009, the Company had $1,176,784 of net operating loss carryforwards which will expire from 2027 to 2028.  At December 31, 2009, the Company had $92,795 of alternative minimum tax credit carryforwards which do not expire.

The Company’s effective income tax expense (benefit) differs from the statutory federal income tax rate of 34% as follows:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Federal tax rate applied to loss before income taxes	-34.0%	-34.0%
Meals and entertainment	5.9%	-0.8%
Warrant derivative liability expense	13.8%	-
State income taxes	-3.2%	-6.0%
Change in valuation allowance	-115.2%	21.8%
Other	2.0%	-
Income tax expense (benefit)	-130.7%	-19.0%

As part of the allocation of purchase price associated with the Desktop Merger (see Note 1), a deferred tax liability of $556,000 was established as a result of differences between the book and tax basis of acquired intangible assets.

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

As a result of certain realization requirements under ASC Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Additional paid-in capital increased by $879,579 as a result of the realization of these deferred tax assets during the year ended December 31, 2009.  The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.  Under the tax law ordering method, a company looks to the provisions within the tax law for determining the sequence in which the net operating losses are utilized for tax purposes.

Note 10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at December 31, 2009 and December 31, 2008.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of common stock having a par value of $0.001 per share, of which 23,632,707 and 18,922,596 shares were issued and outstanding at December 31, 2009 and 2008, respectively.  At the Company’s 2009 annual meeting that was held on October 23, 2009, the stockholders of the Company voted to approve a 1 for 2 reverse stock split of the Company’s common stock.  Each stockholder entitled to a fractional share as a result of the reverse stock split received a full share in lieu of any such fractional share.  Accordingly, all share amounts have been retroactively restated to reflect the reverse stock split.

On January 4, 2008, the Company issued 500,000 shares of common stock valued at $5,717,273, and 5,000 five-year warrants valued at $29,169 with an exercise price of $11.14 per share as part of the consideration to purchase Options Acquisition.  On June 23, 2008, Options Acquisition was sold and all related activity has been reclassified to discontinued operations accordingly.

During the period from March 28, 2008 through April 1, 2008, the Company sold to various investors (i) 150,000 shares of common stock and (ii) five-year warrants to purchase 75,000 shares of common stock at an exercise price of $5.50 per share for gross proceeds of $750,000 ($5.00 per unit), of which $25,000 was paid in finder’s fees.  Until the earlier of 24 months from the closing date or such date there is an effective registration statement on file with the SEC covering the resale of all of the shares and the shares underlying the warrants, the shares and warrants have price protection at a price less than $5.00 per share.  The price protection was waived by the investors in 2009 (see below).

During the period from April 30, 2008 through July 17, 2008, the Company sold to various investors (i) 562,500 shares and (ii) five-year warrants to purchase 281,250 shares at an exercise price of $5.00 per share for gross proceeds of $2,250,000 ($4.00 per unit), of which $62,500 and five-year warrants to purchase 5,900 shares at an exercise price of $5.00 per share was paid in finder’s fees.  Until the earlier of 24 months from the closing date or such date there is an effective registration statement on file with the SEC covering the resale of all of the shares and the shares underlying the warrants, the shares and warrants had price protection at a price less than $4.00 per share.  This price protection was waived by the investors and certain of the placement agents (see below).

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On April 30, 2008, as a result of the issuance by the Company of shares at a price below $5.00 per share and warrants at an exercise price below $5.50 per share, the Company issued an additional 37,500 shares and five-year warrants to purchase 7,500 shares of common stock at an exercise price of $5.00 per share, pursuant to price protection clauses contained within the subscription agreements.  In addition, the five-year warrants to purchase 75,000 shares at an exercise price of $5.50 per share were also repriced to $5.00 per share.  As the additional issuances of equity instruments stemmed from a capital transaction, there is no effect on the accompanying consolidated statement of operations.  Accordingly, the activity was recorded by an increase in common stock of $37 with a corresponding decrease in additional paid-in capital.

On May 5, 2008, the Company settled $611,111 of the original $5,000,000 Longview Notes payable by issuance of 152,750 shares of common stock and five-year warrants to purchase 76,375 shares of common stock at an exercise price of $5.00 per share having an aggregate value of $611,000, which was based on a private placement price of $4.00 per unit for similar securities occurring at the time of settlement.  The net book value of the debt at the date of settlement was $588,404, resulting in a loss on settlement of $22,707, of which $20,121 was included in other income (expense) and $2,586 was included in loss from discontinued operations.

On May 28, 2008, the Company issued 30,000 shares of common stock having a fair value of $189,000 (based on a quoted trading price of $6.30 per share) to an investor relations firm in exchange for services to be rendered over a three-month period.  Accordingly, $189,000 has been expensed during the year ended December 31, 2008.

During the year ended December 31, 2008, the Company amortized $178,481 of deferred equity-based expense related to warrants.

During the period from May 18, 2009 through June 17, 2009, the Company entered into separate agreements with investors that had purchased equity units in the Company during 2008.  These equity units had consisted of shares of common stock and warrants to purchase shares of common stock, both of which contained price protection clauses.  As a result of these agreements, the Company issued 352,500 shares in exchange for (i) the elimination of price protection on 650,000 shares, (ii) the elimination of price protection on warrants to purchase 314,940 shares and (iii) the repricing of warrants to purchase 272,565 shares from an exercise price of $5.00 per share to $2.80 per share.  Accordingly, the warrant derivative liability was valued at the date of the agreements relinquishing the price protection clauses and the difference was recorded as warrant derivative liability expense in the accompanying statements of operations.  As a result of the shares issued in connection with the elimination of round-down protection for the warrants, an additional $150,514 was recorded to warrant derivative liability expense in the accompanying statements of operations. Then, the pertinent portion of the warrant liability of $508,497 was reclassified to equity by an increase in common stock of $352 and an increase in additional paid-in capital of $508,145.

On June 1, 2009, the Company issued 75,000 shares to a consultant for services to be rendered over a 12-month period.  Accordingly, the Company has recognized stock-based compensation of $228,902 for the year ended December 31, 2009.

On June 22, 2009, the Company issued 5,000 shares having a fair value of $12,000 in order to extend the maturity date for a portion of its notes payable – related party (see Note 7).  Additionally, the Company issued 5,528 shares to settle $13,266 of accrued interest related to the notes payable – related party (see Note 7).

On June 22, 2009, the Company closed a private placement whereby the Company sold to four investors (one of whom was a co-chairman of the Company’s Board of Directors) (i) 1,250,000 shares and (ii) three-year warrants to purchase 312,500 shares of common stock at an exercise price of $2.80 per share for gross proceeds of $2,500,000.  We paid a broker-dealer  $243,000 and issued three-year warrants to purchase 112,500 shares of common stock at an exercise price of $2.80 per share.  As part of the private placement, the Company agreed to file a registration statement within 60 days of closing and have the registration statement declared effective within 120 days of closing, subject to liquidated damages.  On August 21, 2009, the Company filed the registration statement, which then became effective on August 31, 2009.  As a result, no liquidated damages are due or shall become due regarding the registration rights.

On December 18, 2009, the Company completed a registered public offering whereby the Company sold 2,875,000 shares of common stock for gross proceeds of $12,937,500, of which $1,417,830 was paid in direct placement costs, resulting in net proceeds of $11,519,670.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On December 24, 2009, 2,500 restricted shares of common stock were granted (to be issued at December 31, 2009) to a consultant and will vest May 30, 2010.  Accordingly, the Company has recognized stock-based compensation of $563 for the year ended December 31, 2009.

During the year ended December 31, 2009, proceeds of $97,700 were received and an aggregate of 66,458 shares were issued as a result of stock option exercises.

Stock Warrants

In addition to the warrants issued with shares of common stock (see above), on October 7, 2009, as part of a consulting agreement, the Company issued to a consultant three-year warrants to purchase 150,000 shares of common stock exercisable at $4.24 per share for services to be rendered over a 12-month period.  Accordingly, the Company has recognized stock-based compensation of $261,977 for the year ended December 31, 2009.

A summary of the Company’s warrant activity during the year ended December 31, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2008	705,304	$3.79
Granted	581,505	$3.16
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance Outstanding, December 31, 2009	1,286,809	$3.51	2.9	$-

Exercisable, December 31, 2009	1,086,809	$3.44	2.9	$-

Certain of the Company’s warrants contain round-down protection (price protection), which caused the warrants to be treated as derivatives (see Note 11).  The fair value of the warrant derivative liability was $69,258 as of December 31, 2009 and has been recorded as a liability in the accompanying consolidated balance sheet.  The change in fair value (taking into consideration the cumulative effect of the change in accounting principle adopted on January 1, 2009) of the warrant derivative liability of $515,176 during the year ended December 31, 2009 has been recorded in the accompanying consolidated statement of operations as warrant derivative liability expense.  Due to the aforementioned price protection, warrants to purchase an aggregate of 6,505 and 4,279 shares of common stock were issued during the years ended December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, price protection expired for certain warrants containing said provision requiring $357,435 of the warrant derivative liability to be reclassified to additional paid-in capital.  As of December 31, 2009, 15,494 warrants are outstanding that continue to have price protection, at an exercise price of $1.52 per share, for which the price protection shall expire in the second quarter of 2010.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

The Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “Plan”) that provides for the grant of up to 2,250,000 shares of common stock and/or options to purchase shares of common stock to directors, employees and consultants.  As of December 31, 2009, there were no shares available for future issuance under the Plan.

On November 13, 2007, the Company adopted the 2007 Incentive Stock and Award Plan (the “2007 Award Plan”), that provided for the grant of up to 500,000 shares of common stock and/or options to purchase shares of common stock to directors, employees and consultants and in order to provide a means whereby employees, officers, directors and consultants of the Company and its affiliates and others performing services to the Company may be given an opportunity to purchase shares of common stock of the Company.  On February 6, 2009, the Company increased the number of shares of common stock eligible for grant under the 2007 Award Plan from 500,000 to 612,500 shares.  On June 5, 2009, the Company increased the number of shares eligible for grant under the 2007 Award Plan from 612,500 to 1,862,500 shares.  On July 27, 2009, the Company increased the number of shares eligible for grant under the 2007 Award Plan from 1,862,500 to 2,112,500 shares.  On September 24, 2009, the Company increased the number of shares eligible for grant under the 2007 Award Plan from 2,112,500 to 3,112,500 shares. The 2007 Award Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors.  In the absence of such a committee, the Board of Directors of the Company shall administer such plan.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The material terms of each option granted pursuant to the 2007 Award Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, but shall not be less than 100% of the Fair Market Value (as defined in the 2007 Award Plan) of such common share on the date the option is granted, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable as to one-third of the total number of shares subject to the option on each of the first, second and third anniversaries of the date of grant.

On September 23, 2008, 731,250 stock options issued (during 2008) to 22 employees, having exercise prices from $5.90 to $6.02 per share, were repriced to an exercise price of $2.62 per share, resulting in an additional fair value of $380,250, which is being recognized over the remaining vesting periods.

During the year ended December 31, 2008, the Company granted 951,250 stock options, of which 150,000 were granted to the former owner of Options Newsletter, exercisable at $2.00 per share, and the remaining options were each exercisable at the fair value of the common stock on the respective grant dates ranging from $2.62 to $6.02 per share.  The options vest pro rata over two to four years and expire five years from the grant date.

During the year ended December 31, 2009, the Company granted 2,800,000 stock options, of which 2,650,000 were under the Award Plan, at various exercise prices ranging from $1.52 to $5.69 per share.  Of the options granted, 110,000 vested immediately and the remaining options vest pro rata over three to four years; all options expire five years from the grant date.

The total fair value of stock options granted to employees during the year ended December 31, 2009 and 2008 was $7,089,875 and $3,505,840, respectively, which is being recognized over the respective vesting periods.  The Company recorded compensation expense of $2,632,870 and $2,695,528 for the years ended December 31, 2009 and 2008, respectively, in connection with these stock options.

As of December 31, 2009, 350,208 shares were remaining under the 2007 Award Plan for future issuance.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2009 and 2008:

	For the	For the
	Year Ended	Year Ended
Assumptions	December 31, 2009	December 31, 2008
Expected life (years)	3.5 - 5.0	5.0
Expected volatility	111.0% - 121.4%	52.8% - 80.0%
Weighted-average volatility	118.4%	60.5%
Risk-free interest rate	1.89% - 2.86%	3.03% - 3.73%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	4.1%	5.2%

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

For stock options issued through September 30, 2009, the expected life is based on the contractual term.  Thereafter, the Company utilized the simplified method to estimate the expected life for stock options granted to employees.  The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises.  The expected volatility is based on historical volatility.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant.  Dividend yield is based on historical trends.  While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

A summary of the Company’s stock option activity for employees and directors during the year ended December 31, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2008	2,518,394	$2.19
Granted	2,800,000	$3.13
Exercised	(97,500)	$2.35
Forfeited	(168,750)	$2.80
Expired	(57,977)	$2.00
Balance Outstanding, December 31, 2009	4,994,167	$2.69	3.8	$12,694,734

Expected to vest, December 31, 2009	4,811,475	$2.68	3.8	$12,310,983

Exercisable, December 31, 2009	1,824,166	$2.13	3.2	$5,663,786

The weighted-average grant-date fair value of options granted to employees during the year ended December 31, 2009 and 2008 was $2.53 and $3.98, respectively.  The total intrinsic value of options exercised by employees during the year ended December 31, 2009 was $203,025.  The Company expects 3,028,913 of all outstanding employee stock options to eventually vest.

Nonvested Common Stock Grants to Employees

On February 27, 2009, the Company granted 28,125 restricted shares of common stock having a fair value of $56,250 (based on a quoted trading price of $2.00 per share) to an officer.  The shares were issued under the 2007 Award Plan and vest in equal increments over a four-year period each June 30 and December 31 commencing June 30, 2009, subject to continued employment by the Company.  Effective September 30, 2009, the remaining nonvested shares shall vest in equal increments quarterly.

On August 7, 2009, the Company granted 10,000 restricted shares of common stock having a fair value of $37,400 (based on a quoted trading price of $3.74 per share) to an officer.  The shares were issued under the 2007 Award Plan and vested in six months, subject to continued employment by the Company.

On October 20, 2009, the Company granted an aggregate of 42,500 restricted shares of common stock having a fair value of $230,350 (based on a quoted trading price of $5.42 per share) to employees.  The shares were issued under the 2007 Award Plan and vest annually over a three year period, subject to continued employment by the Company.

During the year ended December 31, 2009, the Company recognized an aggregate amount of $55,553 of stock-based compensation for nonvested shares of common stock issued to employees.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

		Weighted
		Average
	Number of	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2008	-	-
Granted	80,625	$4.02
Vested	(7,031)	$2.00
Forfeited	-	-
Nonvested at December 31, 2009	73,594	$4.21

The total fair value of shares vested to employees during the year ended December 31, 2009 was $24,976.

As of December 31, 2009, there was $7,515,329 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

Other Stock-Based Option Awards to Nonemployees

On July 10, 2009, the Company granted options to purchase an aggregate of 150,000 shares of common stock to a member of its advisory board.  The options vest in equal increments quarterly over a four-year period commencing September 30, 2009.  Accordingly, the Company has recognized stock-based compensation of $214,434 for the year ended December 31, 2009.

Note 11. Fair Value of Financial Instruments

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

On January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.  The accounting standard for those assets and liabilities did not have a material impact on our financial position, results of operations or liquidity.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2009.

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

 We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.  Assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2009:

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

	Total Carrying
	Value at	Fair Value Measurements at December 31, 2009
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in available-for-sale marketable securities	$715,608	$-	$715,608	$-

Liabilities:
Warrant derivative liability	$69,258	$-	$69,258	$-

Unrealized gains (losses) recognized on the investment in available-for-sale marketable securities are included in other comprehensive income (loss) in the accompanying consolidated statements of operations (See Note 6 for valuation methodology).  Realized gains (losses) recognized on the investment in available-for-sale marketable securities are included in other income (expense) in the accompanying consolidated statements of operations.  Gains (losses) recognized on the warrant derivative liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the contractual warrant term, expected volatility of our stock price over the contractual warrant term, expected risk-free interest rate over the contractual warrant term, and the expected dividend yield rate over the contractual warrant term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at December 31, 2009:

Assumptions	December 31, 2009
Expected life (years)	3.4
Expected volatility	110.5%
Risk-free interest rate	1.70%
Dividend yield	0.00%

The expected term is based on the contractual term.  The expected volatility is based on historical volatility.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related warrant at the time of the grant.  Dividend yield is based on historical trends.  While the Company believes these estimates are reasonable, the fair value would increase if a higher expected volatility was used, or if the expected dividend yield increased.

There were no changes in the valuation techniques during the three months ended December 31, 2009.

Note 12. Commitments and Contingencies

Capital Leases

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009:

Year ending December 31,
2010	$176,430
2011	172,655
2012	172,655
2013	5,985
Total minimum lease payments	527,725
Less: Amount representing interest	(27,223)
Present value of net minimum lease payments	$500,502

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Operating Leases

The Company leases office facilities and equipment under long-term operating lease agreements with various expiration dates and renewal options.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009:

Year ending December 31,
2010	$605,700
2011	675,225
2012	654,068
2013	497,940
2014	494,641
Later years	21,972
Total minimum payments required*	$2,949,546

*Minimum payments have not been reduced by minimum sublease rentals of $219,143 due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended December 31,
	2009	2008
Minimum rentals	$594,530	$347,560
Less: Sublease rentals	(48,902)	-
Total	$545,628	$347,560

The Company leased office space for its Fort Lauderdale, Florida location under a yearly renewable lease agreement bearing monthly rent of approximately $11,300 through June 2008.  In July 2008, this office was relocated to Boca Raton, Florida, where the Company entered into a five-year lease agreement bearing monthly rent of $3,313 with an annual 3.0% escalation.  On August 19, 2009, the Company entered into a lease amendment whereby the Company shall, upon completion of the improvements to the new space, (i) lease additional space for a period of 60 months and (ii) extend the lease term of the existing space to terminate the same time as the expanded space.  Upon the expansion premises commencement date, the current premises monthly rent shall be adjusted to $2,840 with 3.0% annual escalation and the expansion premises monthly rent shall be $6,923 with 3.0% annual escalation.  The landlord has provided an allowance of $83,070 for the improvements to the expansion premises as well as a rent abatement for the first 14 months of the lease on the expansion premises.  In February, 2010, the Company moved into the expansion premises.

The Company leased office space for its New York, New York location, under a five-year lease agreement bearing monthly rent of $8,798.  In September 2008, the Company relocated this office to a larger space in New York, where the Company entered into a six-year lease agreement bearing monthly rent of $25,073 with an annual 2.5% escalation.  In March 2009, the Company subleased the prior New York office space for the remainder of the original lease term with rent commencing June 1, 2009 at a monthly rate of $6,986 with an annual 2.5% escalation at the beginning of each calendar year.  As of December 31, 2009, the Company has recognized in accrued expenses an early cease use liability of $40,046 pertaining to the prior New York office space.

In October 2008, the Company leased office space in San Francisco, California under a month-to-month lease agreement bearing monthly rent of $3,371.  Commencing August 1, 2009, the Company relocated this office to another space in San Francisco, where the Company entered into a five-year lease agreement bearing monthly rent of $3,089.

In December 2008, the Company sub-leased office space in Chicago, Illinois under a 6-month agreement bearing monthly rent of $1,400 commencing January 1, 2009.  Commencing July 1, 2009, this lease agreement was renewed for one year bearing monthly rent of $1,400.  Effective February 1, 2010, the Company entered into a 15-month lease directly with the landlord bearing a monthly payment of $2,151, increasing to $2,216 on June 1, 2010.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Severance Package

On April 25, 2008, Bruce Kreindel, the Company’s former Chief Financial Officer (the “CFO”), Treasurer, and former member of the Board of Directors of the Company, executed a separation and release agreement (the “Separation Agreement”) in which he resigned as CFO, Treasurer and as a director. Mr. Kreindel remained in the position of interim CFO until the appointment of Mr. Mathews as the Company’s interim CFO on May 15, 2008.  Pursuant to the terms of the Separation Agreement, Mr. Kreindel received, as severance (i) $50,000 (paid May 6, 2008), and (ii) $125,000 (all of which has been paid as of October 31, 2008) paid in accordance with the Company’s regular payroll practices.  Pursuant to the terms of his employment agreement dated June 28, 2007, Mr. Kreindel received equity in the Company known as “Founder’s Stock.”  Pursuant to the terms of the Separation Agreement, Mr. Kreindel retained his Founder’s Stock.  As of the date of the Separation Agreement, 57,977 options had vested.  Pursuant to the Separation Agreement, Mr. Kreindel was not entitled to any other options.  Mr. Kreindel had the right to exercise any of the vested options for a period of 12 months after the separation date.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees.  These agreements typically include bonuses, some of which are performance-based in nature.  In December 2007, the Company entered into an employment agreement with an employee whereby the Company was obligated to pay a guaranteed bonus of $500,000 during the first year of the employment agreement.  As of December 31, 2008, the Company had paid the entire amount and no additional amounts are due.

Settlement with Former Owner of Options Newsletter

As part of the Options Merger, the Company was obligated to pay up to an additional $1 million (the “Earn-Out”) if certain gross revenues were achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008.  On September 30, 2008, the Company entered into a settlement agreement with the former owner of the Options Newsletter business to settle all amounts due under the Earn-Out and the January 4, 2008 employment agreement whereby the Company agreed to pay $600,000 upon execution of the settlement agreement and $500,000, payable in two equal installments on October 30, 2008 and January 15, 2009.  The $1,100,000 in payments was discounted to a net present value of $1,090,230 using a discount rate of 12%.  In addition, all stock options previously granted to the former owner became fully vested immediately.  As of March 31, 2009, the Company had paid the entire balance of the payable and promissory note settlement liability.

Agreement with Falcon

On May 28, 2008, the Company entered into a six-month Consulting Services Agreement whereby the Company was to receive investor and marketing relations in exchange for: (i) issuing 30,000 shares of common stock within 10 days of the Agreement having a fair value of $189,000, (ii) issuing 30,000 shares of common stock at August 28, 2008 having a fair value of $189,000, (iii) an initial cash fee of $30,000, and (iv) a monthly cash fee of $25,000.  On August 12, 2008, the consultant was terminated.  Accordingly, the 30,000 shares of common stock due to the consultant on August 28, 2008 were not issued.  No further consideration is due under this Consulting Services Agreement.

Minimum Fees

The Company is party to multi-year agreements with third parties whereby the Company is obligated to pay minimum data fees of $676,000 in 2009, $1,605,000 in 2010, and $900,000 in 2011.  Under the agreements, the Company had paid $542,667 in fees during 2009 and had accrued $133,333 in unpaid fees as of December 31, 2009.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2009, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

On May 16, 2008, Devon Cohen, our former Chief Operating Officer, commenced an arbitration action against us before the American Arbitration Association, claiming that he was terminated by us without cause and therefore was owed $600,000 as severance compensation.  On September 24, 2008, the litigation between the Company and Mr. Cohen was settled with no obligation for either party to the suit except to pay their own legal fees.

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 13. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits.  As of December 31, 2009 and 2008, there was approximately $13,336,000 and $90,000, respectively, in excess of insurable limits.

Concentration of Revenues, Accounts Receivable and Publisher Expense

For the years ended December 31, 2009 and 2008, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Customer 1	14.5%	0.0%
Customer 2	0.0%	10.2%
Totals	14.5%	10.2%

At December 31, 2009 and 2008, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	December 31, 2009	December 31, 2008
Customer 1	17.8%	0.0%
Customer 2	0.0%	20.9%
Totals	17.8%	20.9%

For the years ended December 31, 2009 and 2008, the Company made significant purchases of advertising impressions from publishers with individual percentage of total publisher expense (included in cost of revenues) equaling 10% or greater as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Publisher 1	27.7%	38.2%
Publisher 2	0.0%	10.8%
Totals	27.7%	49.0%

Note 14. Related Party Transactions

Included in revenues for the year ended December 31, 2008 is approximately $43,000 of revenue from a related party affiliate which was controlled by one of our executive officers and directors who was one of the former owners of Desktop Interactive, the company we acquired on August 31, 2007.

On September 26, 2008, we sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to one of our co-chairmen, all of which has been repaid as of September 30, 2009 (see Note 7).

INTERCLICK, INC. (FORMERLY CUSTOMER ACQUISITION NETWORK HOLDINGS, INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 15. Subsequent Events

On March 11, 2010, the Company entered into a sub-lease agreement to relocate its New York City headquarters to a larger space, having 16,840 square feet.  The new lease is for a term of 58 months commencing in April 2010, bearing monthly rent of $49,117 with an annual 2.5% escalation. The Company expects to sublease the office space of its current New York headquarters for the remainder of the original lease term with monthly rent of $16,717 with an annual 2.5% escalation.  Accordingly, the Company estimates that it shall recognize in accrued expenses an early cease use liability of approximately $380,000 pertaining to the prior New York office space. In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the landlord.  The Company opened a certificate of deposit with its banking institution in the amount of $294,700 and pledged that to the letter of credit.  The Company shall consider $294,700 as restricted cash until such letter of credit expires.

In January 2010, the Company pledged a $500,000, 3-month certificate of deposit, to a third party in connection with a service agreement.

In February 2010, the Company acquired $495,600 of computer equipment under a capitalized lease agreement.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the leasing company.  The Company opened a certificate of deposit with its banking institution in the amount of $495,600 and pledged that to the letter of credit.  The Company shall consider $495,600 as restricted cash until such letter of credit expires.

In February 2010, the Company entered into a lease agreement to relocate its southwest sales office to a larger space in Santa Monica, California.  The new lease is for a term of 60 months commencing in May 2010, at an initial monthly base rent of $3,827 with an annual 3% escalation.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of filing.