Form 10-Q
period 2010-03-31
interCLICK, Inc.
filed 2010-05-14
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34523

interCLICK, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0692341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 West 19th Street, 10th Floor, New York, NY	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 722-6260

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at May 12, 2010
Common Stock, $0.001 par value per share	23,745,252 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERCLICK, INC. AND SUBSIDIARY
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$9,325,188	$12,653,958
Restricted cash	500,649	-
Accounts receivable, net of allowance of $290,045 and $383,188, respectively	15,272,827	21,631,305
Credit facility reserve	240,018	1,052,167
Deferred taxes, current portion	4,657,904	955,471
Prepaid expenses and other current assets	261,509	367,183
Total current assets	30,258,095	36,660,084

Restricted cash	791,097	-
Property and equipment, net of accumulated depreciation of $740,250 and $597,288, respectively	1,863,826	988,899
Intangible assets, net of accumulated amortization of $948,850 and $909,350, respectively	381,833	421,333
Goodwill	7,909,571	7,909,571
Investment in available-for-sale marketable securities	245,821	715,608
Deferred debt issue costs, net of accumulated amortization of $38,416 and $35,028, respectively	1,584	4,972
Deferred taxes, net of current portion	46,786	2,579,568
Other assets	207,573	192,179

Total assets	$41,706,186	$49,472,214

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,259,396	$10,934,236
Accrued expenses (includes accrued compensation of $1,323,120 and $2,241,731, respectively)	1,945,871	3,164,044
Credit facility payable	1,200,091	5,260,834
Obligations under capital leases, current portion	312,058	161,940
Income taxes payable	-	515,306
Warrant derivative liability	47,573	69,258
Deferred rent, current portion	10,094	3,508
Total current liabilities	10,775,083	20,109,126

Obligations under capital leases, net of current portion	676,483	338,562
Deferred rent	179,265	83,823
Total liabilities	11,630,831	20,531,511

Commitments and contingencies - See Note 8

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 23,694,272 and 23,632,707 issued and outstanding, respectively	23,694	23,633
Additional paid-in capital	43,158,814	42,229,293
Accumulated deficit	(13,107,153)	(13,312,223)
Total stockholders’ equity	30,075,355	28,940,703

Total liabilities and stockholders’ equity	$41,706,186	$49,472,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009

Revenues	$14,201,857	$8,423,291
Cost of revenues	7,819,181	4,474,279
Gross profit	6,382,676	3,949,012

Operating expenses:
General and administrative	3,230,528	1,677,665
Sales and marketing	2,116,714	1,416,522
Technology support	1,339,578	584,331
Amortization of intangible assets	39,500	49,760
Total operating expenses	6,726,320	3,728,278

Operating income (loss) from continuing operations	(343,644)	220,734

Other income (expense):
Interest income	8,868	12
Warrant derivative liability income (expense)	21,685	(72,767)
Other than temporary impairment of available-for-sale securities	(458,538)	-
Interest expense	(102,409)	(113,592)
Total other expense	(530,394)	(186,347)

Income (loss) from continuing operations before income taxes	(874,038)	34,387

Income tax benefit	1,079,108	-

Income from continuing operations	205,070	34,387

Discontinued operations:
Loss on sale of discontinued operations, net of income taxes	-	(1,220)
Loss from discontinued operations	-	(1,220)

Net income	$205,070	$33,167

Basic earnings per share:
Continuing operations	$0.01	$-
Discontinued operations	-	-
Net income	$0.01	$-

Diluted earnings per share:
Continuing operations	$0.01	$-
Discontinued operations	-	-
Net income	$0.01	$-

Weighted average number of common shares - basic	23,608,691	18,922,596
Weighted average number of common shares - diluted	25,877,963	18,933,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	23,632,707	$23,633	$42,229,293	$(13,312,223)	$28,940,703

Stock-based compensation	-	-	849,572	-	849,572

Issuances of restricted shares	10,100	10	(10)	-	-

Issuance of common shares for stock options and warrants exercised	51,465	51	79,949	-	80,000

Net income	-	-	-	205,070	205,070

Balance, March 31, 2010	23,694,272	$23,694	$43,158,804	$(13,107,153)	$30,075,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$205,070	$33,167
Add back loss from discontinued operations, net	-	1,220
Income from continuing operations	205,070	34,387
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation	849,582	576,570
Other than temporary impairment of available-for-sale securities	458,538	-
Depreciation of property and equipment	142,962	72,386
Amortization of intangible assets	39,500	49,760
Amortization of debt issue costs	3,388	14,444
Changes in deferred tax assets	(1,684,957)	-
Provision for bad debts	(93,142)	(207,767)
Change in warrant derivative liability	(21,685)	72,767
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,451,620	(1,106,823)
Decrease (increase) in prepaid expenses and other current assets	105,674	(92,687)
Increase in other assets	(15,394)	-
Decrease in accounts payable	(3,674,840)	(165,636)
(Decrease) increase in accrued expenses	(1,218,173)	374,356
Increase in deferred rent	18,958	8,942
Increase in accrued interest	-	5,918
Net cash provided by (used in) operating activities	1,567,101	(363,383)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	11,249	-
Increase in restricted cash	(1,291,746)	-
Purchases of property and equipment	(439,219)	(19,263)
Net cash used in investing activities	(1,719,716)	(19,263)

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	80,000	-
(Repayments to) proceeds from credit facility, net	(3,248,594)	642,975
Principal payments on capital leases	(7,561)	(3,198)
Net cash (used in) provided by financing activities	(3,176,155)	639,777

Cash flows from discontinued operations:
Cash flows from investing activities-divestiture	-	(250,000)
Net cash used in discontinued operations	-	(250,000)

Net (decrease) increase in cash and cash equivalents	(3,328,770)	7,131

Cash and cash equivalents at beginning of period	12,653,958	183,871

Cash and cash equivalents at end of period	$9,325,188	$191,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Supplemental disclosure of cash flow information:
Interest paid	$131,470	$76,412
Income taxes paid	$576,583	$-

Non-cash investing and financing activities:
Property and equipment acquired through capitalized leases	$495,600	$-
Leasehold improvements increased for deferred rent	$83,070	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

interCLICK is an enterprise software company focused on digital advertising technology and services. Powered by Open Segment Manager (“OSM”), the Company develops coherent and transparent audience targeting strategies with major digital agencies and advertisers, empowering them to reach their desired audiences efficiently, in brand-safe environments, at unprecedented scale.  Virtually all of the Company’s revenues are generated in the United States.

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2010 and 2009 and our financial position as of March 31, 2010 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 31, 2010.  The December 31, 2009 balance sheet is derived from those statements.

All references to outstanding shares, options, warrants and per share information have been adjusted to give effect to the one-for-two reverse stock split effective October 23, 2009.

The Company is particularly sensitive to seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) campaigns, which are strongest in the fourth quarter and weakest in the first quarter.  While not necessarily indicative of future seasonality, the Company’s revenue mix in 2009 was as follows: 15.2% in the first quarter, 19.3% in the second quarter, 26.1% in the third quarter, and 39.4% in the fourth quarter.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 2. Significant Accounting Policies

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Significant estimates include the valuation of accounts receivable and allowance for doubtful accounts, estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of discounts on debt, valuation of derivatives, valuation of investment in available-for-sale securities, valuation of shares of common stock, options and warrants granted for services or recorded as debt discounts or other non-cash purposes, the valuation allowance on deferred tax assets, and estimates of the tax effects of the sale of a subsidiary.

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

Restricted Cash

Restricted cash represents amounts pledged as security for certain agreements with vendors.  Upon satisfying the payment terms of the agreements, the funds are expected to be released and available for use by the Company.

In January 2010, the Company pledged a $500,000, 3-month certificate of deposit, to a third party in connection with a service agreement.  In April 2010, the certificate of deposit and the pledge were renewed for an additional three months.

In February 2010, the Company acquired $495,600 of computer equipment under a capitalized lease agreement.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the leasing company.  The Company opened a 14-month certificate of deposit, bearing 0.56% interest, maturing April 1, 2011, with its banking institution in the amount of $495,600 and pledged that to the letter of credit.  The Company shall consider $495,600 as restricted cash until such letter of credit expires.

On March 11, 2010, the Company entered into a sub-lease agreement to relocate its New York City headquarters to a larger space, having 16,840 square feet.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the landlord.  The Company opened a 14-month certificate of deposit, bearing 0.70% interest, maturing March 27, 2011, with its banking institution in the amount of $294,700 and pledged that to the letter of credit.  The Company shall consider $294,700 as restricted cash until such letter of credit expires.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table.  Leasehold improvements are amortized over the lesser of their useful life or the lease term.  Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Category	Depreciation Term
Computer equipment	3-5 years
Software	3 years
Furniture and fixtures	3-5 years
Office equipment	3-5 years
Leasehold improvements	5 years

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

Reclassifications

Certain amounts in the accompanying 2009 financial statements had been reclassified at December 31, 2009.  In particular, bad debt expense is now included in general and administrative expenses.  Merger, acquisition, and divestiture costs are now included in general and administrative expenses.  Ad serving costs have been reclassified from general and administrative costs to cost of revenues.  Whereas certain compensation costs (including stock-based compensation) had been included in sales and marketing expenses, a portion of these costs have been reclassified to either general and administrative expenses or technology support expenses.  Deferred revenue is now included in accrued expenses.  The following table shows the reclassifications to the condensed consolidated statement of operations for the three months ended March 31, 2009.

	For the Three Months Ended March 31, 2009
		Reclassifications
			Merger,
			Acquisition,		Compensation
	As Previously	Bad Debt	and Divestiture	Ad Serving	and Employee-	As
	Reported	Expense	Costs	Costs	Related Costs	Reclassified

Revenues	$8,423,291					$8,423,291
Cost of Revenue	4,440,598			$33,681		4,474,279
Gross profit	3,982,693					3,949,012

Operating expenses:
General and administrative	1,480,232	$(207,767)	$65,379	(33,681)	$373,502	1,677,665
Sales and marketing	2,042,306				(625,784)	1,416,522
Technology support	332,049				252,282	584,331
Merger, acquisition and divestiture costs	65,379		(65,379)			-
Amortization of intangible assets	49,760					49,760
Bad debt expense	(207,767)	207,767				-
Total operating expenses	3,761,959					3,728,278

Operating income from continuing operations	$220,734					$220,734

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

Codification Update

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 3. Property and Equipment

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Computer equipment	$2,138,701	$1,433,461
Furniture and fixtures	174,588	72,711
Software	140,372	57,572
Leasehold improvements	127,972	-
Office equipment	22,443	22,443
	2,604,076	1,586,187
Accumulated depreciation	(740,250)	(597,288)
Property and equipment, net	$1,863,826	$988,899

In February 2010, the Company acquired $495,600 of computer equipment under a capitalized lease agreement.  Property and equipment held under capitalized leases of $1,015,965 and $520,365 at March 31, 2010 and December 31, 2009, respectively, are included in computer equipment above.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Depreciation expense for the three months ended March 31, 2010 and 2009 was $142,962 and $72,386, of which $31,768 and $1,468, respectively, pertained to capitalized leases.  Accumulated depreciation amounted to $740,250 and $597,288, of which $48,920 and $17,152 pertained to capitalized leases, as of March 31, 2010 and December 31, 2009, respectively.

Note 4. Intangible Assets

Intangible assets, which were all acquired from the Desktop business combination, consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Domain name	683	683
	1,330,683	1,330,683
Accumulated amortization	(948,850)	(909,350)
Intangible assets, net	$381,833	$421,333

Customer relationships are fully amortized and were amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three-year life of the customer relationships.  Accordingly, this resulted in accelerated amortization in which the majority of costs were amortized during the two-year period following the acquisition date of the intangible.

Developed technology is being amortized on a straight-line basis over five years.

The domain name is fully amortized and was amortized over its remaining life of six months following the acquisition date of the intangible.

The following is a schedule of estimated future amortization expense of intangible assets as of March 31, 2010:

Year Ending December 31,
2010	$118,500
2011	158,000
2012	105,333
Total	$381,833

Note 5.  Investment in Available-For-Sale Marketable Securities

The following represents information about available-for sale securities held at March 31, 2010:

Securities in loss positions	Amortized	Aggregate	Aggregate
more than 12 months	Cost Basis	Unrealized losses	Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$245,821	$-	$245,821

The following represents information about available-for sale securities held at December 31, 2009:

Securities in loss positions	Amortized	Aggregate	Aggregate
more than 12 months	Cost Basis	Unrealized losses	Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$715,608	$-	$715,608

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

As of December 31, 2009, the Company concluded that OPMG’s quoted market price was not a reliable basis to use for fair valuation because OPMG was too thinly traded and its stock price too volatile, and therefore did not reliably occur in an active market.  Furthermore, attempting to sell a significant number of OPMG shares on the open market would not have been worthwhile because it would require ICLK to trade many small blocks and pay broker commissions for each transaction.  The Company therefore believed that a private transaction was among the most economically feasible ways to sell any portion of ICLK’s investment in OPMG.  Accordingly, the Company applied Level 2 considerations to determine the market value using the best available evidence.  The Company concluded that recent principal-to-principal (non-distressed) transactions – in November 2009 and January 2010 at $0.10 per share – were appropriate valuation inputs to determine fair value of OPMG shares as of December 31, 2009.

In January 2010, the Company sold 112,500 OPMG shares having a basis of $11,250 for proceeds of $11,250 resulting in no gain or loss.

During the first quarter of 2010 and to date, OPMG’s trading volume has increased and the stock price has increasingly stabilized.  Coupled with the lack of principal-to-principal transactions to support a value higher than current market price, as well as the near-term potential of the Company selling OPMG shares in the open market, this supports the use of a Level 1 input (market price) for the basis of fair value as of March 31, 2010.   On such date, OPMG’s closing market price was $0.0349 per share.  Thus, the Company valued its investment at $245,821 as of March 31, 2010.

As of March 31, 2010, the Company determined that its investment in OPMG shares was other than temporarily impaired to $0.0349 per share from a basis of $0.10 per share.  This was based primarily on the extent and length of time over which the investment had been in a continuous loss position and the Company’s belief that it is unlikely OPMG’s stock price will increase significantly in the foreseeable future.  Furthermore, the Company has not conducted any private sale transactions and has not received any offers to buy shares at any price.  The Company also is likely to attempt to sell some shares in the open market in the near future.

Note 6. Credit Facility Agreement and Capital Lease Obligations

Credit Facility Agreement

On November 13, 2008, the Company entered into a revolving credit facility, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark Commercial Capital Lending, LLC (“Crestmark”)  to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (subsequently increased to $4.5 million on February 3, 2009, $5.5 million on April 30, 2009, and to $7.0 million on September 2, 2009), which would represent gross financed accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark credit facility has an interest rate equal to prime plus 1.0% (overall interest rate of 4.25% at March 31, 2010) and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares.  In addition, the Company pays a monthly fee (initially 0.575% and decreased to 0.375% on September 2, 2009) per 30 days on each financed invoice amount until the invoice is paid.  The Crestmark credit facility was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and effective May 12, 2010, either the Company or Crestmark may terminate the Agreement with 60 days prior written notice to the other party without being subject to any early termination fee.  The Company is in active discussions with Crestmark and other lenders about establishing a larger line of credit which would likely be secured by the Company’s accounts receivable.

The balance due on the credit facility at March 31, 2010 was $960,073, which is net of the 20% reserve of $240,018 that is presented as Credit facility reserve, a current asset.  The unused amount under the credit facility available to the Company at March 31, 2010 was $6,039,927.  The average monthly net balance due under the credit facility was $2,314,133 and $2,939,765 for the three months ended March 31, 2010 and 2009, respectively.

The following is a summary of accounts receivable financed as well as credit facility fees incurred for the three months ended March 31, 2010 and 2009:

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Accounts receivable financed	$3,026,976	$6,573,640

Credit facility fees incurred	$94,495	$93,819

Capital Lease Obligations

In February 2010, the Company purchased computer equipment for $495,600 through a capital lease agreement, bearing interest of 8.35%, payable in 12 quarterly installments of $47,119.

Capital lease obligations consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Capital lease obligations	$988,541	$500,502
Less: Current maturities	(312,058)	(161,940)
Amount due after one year	$676,483	$338,562

Note 7. Fair Value of Financial Instruments

The estimated fair value of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.  Assets and liabilities measured at fair value on a recurring basis consisted of the following at March 31, 2010:

	Total Carrying
	Value at	Fair Value Measurements at March 31, 2010
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in available-for-sale marketable securities	$245,821	$245,821	$-	$-

Liabilities:
Warrant derivative liability	$47,573	$-	$47,573	$-

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Unrealized gains (losses) recognized on the investment in available-for-sale marketable securities are included in other comprehensive income (loss) in the accompanying condensed consolidated statements of operations (See Note 5 for valuation methodology).  Realized gains (losses) recognized on the investment in available-for-sale marketable securities are included in other income (expense) in the accompanying condensed consolidated statements of operations.  Income (expense) recognized on the warrant derivative liability are included in other income (expense) in the accompanying condensed consolidated statements of operations.

The valuation technique of the investment in available-for-sale marketable securities changed during the three months ended March 31, 2010.  At March 31, 2010, the Company began utilizing the closing share price of OPMG’s stock (Level 1) in order to value the Company’s remaining investment in OPMG shares.  Previously, the Company had been utilizing recent sales prices in private transactions (Level 2) to value its investment in OPMG shares as management believed OPMG’s quoted market price was not a reliable basis to use for fair valuation based on the conclusion that OPMG was too thinly traded and therefore did not reliably occur in an active market.  During the three months ended March 31, 2010, however, trading volume in OPMG increased dramatically.

The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the remaining contractual warrant term, expected volatility of our stock price over the remaining contractual warrant term, expected risk-free interest rate over the remaining contractual warrant term, and the expected dividend yield rate over the remaining contractual warrant term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability (See Note 9).  The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at March 31, 2010:

Assumptions	March 31, 2010
Expected life (years)	3.2
Expected volatility	105.9%
Risk-free interest rate	1.60%
Dividend yield	0.00%

The expected term is based on the remaining contractual term.  The expected volatility is based on historical volatility.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related warrant at the date of the valuation.  Dividend yield is based on historical trends.  While the Company believes these estimates are reasonable, the fair value would increase if a higher expected volatility was used, or if the expected dividend yield increased.

Note 8. Commitments and Contingencies

Operating Leases

In January 2010, the Company entered into an agreement for its Chicago office space with monthly rent of $2,151 commencing February 1, 2010 with 3.0% escalation effective June 1, 2010.

In February 2010, the lease amendment for the Company’s office space located in Boca Raton, Florida became effective upon completion of the improvements to the expansion premises.  Accordingly, the Company moved into the expansion premises and agreed to (i) lease additional space for a period of 60 months and (ii) extend the lease term of the original space to terminate the same time as the expanded space.  Upon the expansion premises commencement date, the original premises monthly rent was adjusted to $2,840 with 3.0% annual escalation and the expansion premises monthly rent was $6,923 with 3.0% annual escalation.  The landlord provided an allowance of $83,070 for the improvements to the expansion premises as well as an abatement of rent for the first 14 months of the lease on the expansion premises.  The leasehold improvements were recognized with an $83,070 increase in property and equipment and a corresponding increase in deferred rent, both of which shall be amortized over the lease term.

On February 22, 2010, the Company entered into a 5-year agreement, commencing May 1, 2010, for office space in Santa Monica, California bearing monthly rent of $3,827 with an annual 3.0% escalation.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

On March 11, 2010, the Company entered into a sub-lease agreement to relocate its New York City headquarters to a larger space, having 16,840 square feet.  The new lease is for a term of 58 months commencing on May 1, 2010, bearing monthly rent of $49,117 with an annual 2.5% escalation.  The Company has entered into an agreement to sublease the office space of its current New York City headquarters commencing May 1, 2010 for the remainder of the original lease term with monthly rent of $16,717 with an annual 2.5% escalation.  Accordingly, the Company estimates that during the second fiscal quarter of 2010 it shall recognize in accrued expenses an early cease use liability of approximately $498,000 pertaining to the prior New York office space. The charge to operations for the establishment of the accrued expense shall be offset by approximately $66,000 due to the elimination of deferred rent related to the former office space.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the landlord.  The Company opened a certificate of deposit with its banking institution in the amount of $294,700 and pledged that to the letter of credit.  The Company shall consider $294,700 as restricted cash until such letter of credit expires.

Minimum Fees

The Company is party to multi-year agreements with third parties whereby the Company is obligated to incur minimum data fees of $1,545,500 in 2010 and $900,000 in 2011.  Under the agreements, the Company has expensed $383,141 in fees during the three months ended March 31, 2010.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at March 31, 2010 and December 31, 2009.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of common stock having a par value of $0.001 per share, of which 23,694,272 and 23,632,707 shares were issued and outstanding at March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010, proceeds of $80,000 were received and an aggregate of 51,465 shares were issued as a result of stock option and warrant exercises.

Stock Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2010 is presented below:

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2009	1,286,809	$3.51
Granted	-	$-
Exercised	(27,500)	$2.80
Forfeited	-	$-
Expired	(5,000)	$11.14
Balance Outstanding, March 31, 2010	1,254,309	$3.49	2.6	$-

Exercisable, March 31, 2010	1,091,809	$3.45	2.7	$-

15,494 of the Company’s warrants contain round-down protection (price protection), which caused the warrants to be treated as derivatives (see Note 7).  The fair value of the warrant derivative liability was $47,573 as of March 31, 2010 and has been recorded as a liability in the accompanying condensed consolidated balance sheet.  The change in fair value (taking into consideration the cumulative effect of the change in accounting principle adopted on January 1, 2009) of the warrant derivative liability of $21,685 and $72,767 during the three months ended March 31, 2010 and 2009 has been recorded in the accompanying condensed consolidated statements of operations as warrant derivative liability income (expense).  Due to the aforementioned price protection, warrants to purchase an aggregate of 6,505 shares of common stock were issued during the three months ended March 31, 2009.  As of March 31, 2010, 15,494 warrants are outstanding that continue to have price protection, at an exercise price of $1.52 per share, for which the price protection shall expire in May 2010.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) and the 2007 Incentive Stock and Award Plan (the “2007 Award Plan”) that provide for the grant of shares of common stock and/or options to purchase shares of common stock to directors, employees and consultants.

During the three months ended March 31, 2010, the Company granted 423,500 stock options, all of which were under the 2007 Award Plan, at various exercise prices ranging from $3.68 to $5.46 per share.  The options vest pro rata over three to four years; all options expire five years from the grant date.

The total fair value of stock options granted to employees during the three months ended March 31, 2010 was $1,342,408, which is being recognized over the respective vesting periods.  The Company recorded compensation expense of $801,137 for the three months ended March 31, 2010, in connection with employee stock options.

As of March 31, 2010, 88,483 shares were remaining under the 2007 Award Plan for future issuance.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the three months ended March 31, 2010 and 2009:

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
Assumptions	March 31, 2010	March 31, 2009
Expected life (years)	3.5 - 3.75	5.0
Expected volatility	106.1% - 110.1%	117.2%
Weighted-average volatility	108.1%	117.2%
Risk-free interest rate	2.23% - 2.69%	1.89%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	8.4%	1.0%

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

A summary of the Company’s stock option activity for employees and directors during the three months ended March 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2009	4,994,167	$2.69
Granted	423,500	$4.52
Exercised	(40,000)	$2.00
Forfeited	(179,375)	$2.97
Expired	-	$-
Balance Outstanding, March 31, 2010	5,198,292	$2.84	3.7	$6,065,805

Expected to vest, March 31, 2010	5,030,421	$2.81	3.7	$5,963,991

Exercisable, March 31, 2010	1,935,208	$2.15	3.0	$3,273,763

The weighted-average grant-date fair value of options granted to employees during the three months ended March 31, 2010 and 2009 was $3.17 and $1.24, respectively.  The total intrinsic value of options exercised by employees during the three months ended March 31, 2010 and 2009 was $130,550 and $0, respectively.

Nonvested Common Stock Grants to Employees

On January 25, 2010, the Company granted an aggregate of 7,600 restricted shares of common stock having a fair value of $39,596 (based on a quoted trading price of $5.21 per share) to employees.  The shares were issued under the 2007 Award Plan and vest annually over a two-year period, subject to continued employment by the Company.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

During the three months ended March 31, 2010 and 2009, the Company recognized an aggregate amount of $32,010 and $1,283 of stock-based compensation for nonvested shares of common stock issued to employees.

		Weighted
		Average
	Number of	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2009	73,594	$4.21
Granted	7,600	$5.21
Vested	(11,758)	$3.48
Forfeited	-	$-
Nonvested at March 31, 2010	69,436	$4.44

The total fair value of shares vested to employees during the three months ended March 31, 2010 was $49,951.

As of March 31, 2010, there was $7,809,267 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.4 years.

Note 10. Net Earnings per Share

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of the incremental shares of common stock issuable upon exercise of stock options and warrants (using the treasury stock method) as well as nonvested shares of common stock and convertible debt.  The options, warrants and nonvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Components of basic and diluted earnings per share for the three months ended March 31, 2010 were as follows:

	For the Three Months Ended March 31, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$205,070

Basic EPS
Income available to common stockholders	$205,070	23,608,691	$0.01

Effect of Dilutive Securities
Stock options	-	1,957,450
Stock warrants	-	296,660
Nonvested shares	-	15,162

Diluted EPS
Income available to common stockholders
+ assumed conversions	$205,070	25,877,963	$0.01

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Options to purchase 656,000 shares of common stock and warrants to purchase 173,750 shares of common stock were outstanding during the three months ended March 31, 2010, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.  In addition, 1,900 nonvested shares were not included in the computation of diluted earnings per share because the number of shares assumed purchased (calculated using the compensation cost attributed to future services and not yet recognized) under the treasury stock method exceeds the number of shares that would be issued.

Components of basic and diluted earnings per share for the three months ended March 31, 2009 were as follows:

	For the Three Months Ended March 31, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$34,387

Basic EPS
Income available to common stockholders	$34,387	18,922,596	$-

Effect of Dilutive Securities
Stock options	-	11,051

Diluted EPS
Income available to common stockholders
+ assumed conversions	$34,387	18,933,647	$-

Options to purchase 2,517,977 shares of common stock and warrants to purchase 711,809 shares of common stock were outstanding during the three months ended March 31, 2009, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.  In addition, 28,125 nonvested shares were not included in the computation of diluted earnings per share because the number of shares assumed purchased (calculated using the compensation cost attributed to future services and not yet recognized) under the treasury stock method exceeds the number of shares that would be issued.

Note 11. Income Taxes

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary.  The Company also files state income tax returns in California, Florida, Illinois, New York and Texas.  The Company has recorded an income tax benefit for the three months ended March 31, 2010 of $(1,079,108).  The tax benefit is based on the Company's estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rate of 123.5% for the three months ended March 31, 2010 differs from the statutory rate principally because of state income taxes, a valuation allowance established on capital loss carryforwards and other non deductible expenses.  The effective rate is based on the Company's best estimate of projected income through the end of the year, in which the first quarter is typically seasonally weakest and the fourth quarter is expected to be seasonally strongest (see Note 1).

Note 12. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in the local currency in various financial institutions in the United States.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits.  As of March 31, 2010 and December 31, 2009, there was approximately $11,216,000 and $13,336,000, respectively, in excess of insurable limits.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Concentration of Revenues, Accounts Receivable and Publisher Expense

For the three months ended March 31, 2010 and 2009, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Customer	14.2%	0.0%
Customer	11.3%	0.0%
Customer	0.0%	15.4%
Totals	25.5%	15.4%

At March 31, 2010 and December 31, 2009, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	March 31, 2010	December 31, 2009
Customer	13.6%	0.0%
Customer	10.9%	17.9%
Totals	24.5%	17.9%

For the three months ended March 31, 2010 and 2009, the Company made significant purchases of advertising impressions from publishers with individual percentage of total publisher expense (included in cost of revenues) equaling 10% or greater as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Publisher	25.2%	14.6%
Totals	25.2%	14.6%

Note 13. Subsequent Events

In April 2010, the Company vacated its current New York City headquarters, which the Company subleased commencing May 1, 2010 for the remainder of the original lease term with monthly rent of $16,717 with an annual 2.5% escalation.  Accordingly, the Company estimates that during the second fiscal quarter of 2010 it shall recognize in accrued expenses an early cease use liability of approximately $498,000 pertaining to the prior New York office space. The charge to operations for the establishment of the accrued expense shall be offset by approximately $66,000 due to the elimination of deferred rent related to the former office space (See Note 8).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2009.

This following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure, EBITDA. EBITDA represents operating income or loss before interest, taxes, depreciation and amortization, including stock-based compensation.  EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss, income or loss from operations or any other measure for determining operating performance or liquidity, as determined under GAAP. We have included a reconciliation of our non-GAAP financial measure to net income. See page 6 of this report.

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

Company Overview

interCLICK is an enterprise software company focused on digital advertising technology and services. Powered by Open Segment Manager (OSM), the Company develops coherent and transparent audience targeting strategies with major digital agencies and advertisers, empowering them to reach their desired audiences efficiently, in brand-safe environments, at unprecedented scale.  We generate our revenue through the sale of online display advertising which is placed on third-party publisher websites.

Significant events which affected our results of operations during the three months ended March 31, 2010 include:

•	Revenues of $14,201,857 increased by 69% compared to $8,423,291 in the three months ended March 31, 2009;
•	Gross profit margins were 44.9% as compared to 46.9% in the prior year comparable period;
•	Headcount increased to 94 people at March 31, 2010, from 43 people at the end of the prior year comparable period;
•	EBITDA of $688,400 decreased by 25% compared to $919,450 in the prior year comparable period;
•	We have achieved positive EBITDA for six straight quarters beginning with the fourth quarter of 2008; and
•
Net income was $205,070, or $0.01 per share, compared to $33,167, or $0.00 per share, in the prior year comparable period.  Results for the three months ended March 31, 2010 included an income tax benefit of $1,079,108 and an other than temporary impairment of available-for-sale securities of $458,538.

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2010 and 2009. The following discussion of our costs reflects the reclassification of our expense categories we implemented in the third quarter of 2009; all prior periods have been retroactively adjusted.

	For the Three	For the Three
	Months Ended	Months Ended
Unaudited	March 31, 2010	March 31, 2009

Revenues	$14,201,857	$8,423,291
Cost of revenues	7,819,181	4,474,279
Gross profit	6,382,676	3,949,012

Operating expenses:
Sales and marketing	2,116,714	1,416,522
General and administrative	3,230,528	1,677,665
Technology support	1,339,578	584,331
Amortization of intangible assets	39,500	49,760
Total operating expenses	6,726,320	3,728,278

Operating income (loss) from continuing operations	(343,644)	220,734

Other income (expense):
Interest income	8,868	12
Other than temporary impairment of available-for-sale securities	(458,538)	-
Warrant derivative liability income (expense)	21,685	(72,767)
Interest expense	(102,409)	(113,592)
Total other expense	(530,394)	(186,347)

Income (loss) from continuing operations before income taxes	(874,038)	34,387

Income tax benefit	1,079,108	-

Income from continuing operations	205,070	34,387

Loss from discontinued operations	-	(1,220)

Net income	$205,070	$33,167

Basic earnings per share:
Continuing operations	$0.01	$-
Discontinued operations	$-	$-
Net income	$0.01	$-

Diluted earnings per share:
Continuing operations	$0.01	$-
Discontinued operations	$-	$-
Net income	$0.01	$-

Weighted average shares:
Basic	23,608,691	18,922,596
Diluted	25,877,963	18,933,647

 Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenues

Revenues for the three months ended March 31, 2010 increased to $14,201,857 from $8,423,291 for the three months ended March 31, 2009, an increase of 69%.  Growth was driven by strong industry momentum in the back half of the quarter, aggressive incremental spending activity from existing clients, and higher demand for OSM.

interCLICK is particularly sensitive to seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) campaigns, which are strongest in the fourth quarter and weakest in the first quarter.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by interCLICK, including the continued enhancement of our OSM platform and our continued ability to acquire top tier advertising impressions from publishers, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis for the foreseeable future.

Revenues from branded advertisers account for the substantial majority of our revenues.  During the three months ended March 31, 2010, revenues from such advertisers accounted for more than 95% of revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended March 31, 2010 increased to $7,819,181 from $4,474,279 for the three months ended March 31, 2009, an increase of 75%.  The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers and higher third-party data fees. Cost of revenues is comprised primarily of the amounts we paid to website publishers on interCLICK’s online advertising network, amounts paid to third-party data providers, and ad serving and rich media expenses directly associated with a given campaign.  Cost of revenues represented 55.1% of revenues for the three months ended March 31, 2010 compared to 53.1% of revenues for the three months ended March 31, 2009. The increase is primarily attributable to higher third-party data fees.  This increase was partially offset by: (1) improvements in our supply chain management platform, resulting in a better match between acquired advertising impressions and advertising campaign demand and (2) targeting efficiencies achieved through OSM.

Gross profit for the three months ended March 31, 2010 increased to $6,382,676 from $3,949,012 for the three months ended March 31, 2009, an increase of 62%.  Our gross margin was 44.9% for the three months ended March 31, 2010 compared to 46.9% for the three months ended March 31, 2009.  We expect gross margins will remain in the mid-40’s percentage range in the near-term.

Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses for the three months ended March 31, 2010 increased to $6,726,320 from $3,728,278 for the three months ended March 31, 2009, an increase of 80%.  The increase is primarily attributable to significant headcount expansion from 43 employees as of March 31, 2009 to 94 employees as of March 31, 2010, as well as the prior year comparable period including decreased expense resulting from a change in estimates for determining allowance for doubtful accounts and sales commission accruals.  The majority of hiring was in the technology, product and operations areas to support the growth of our business and the ongoing innovation, development and marketing of our technology platform, including OSM.  We expect to hire approximately more than two dozen new employees throughout the remainder or 2010.

General and Administrative

General and administrative expenses consist primarily of executive, administrative, operations and product support compensation (including stock based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the three months ended March 31, 2010 increased to $3,230,528 from $1,677,665 for the three months ended March 31, 2009, an increase of 93%.   The increase is primarily attributable to our headcount expansion and the prior year comparable period including decreased expense resulting from a change in estimates for determining allowance for doubtful accounts.  General and administrative expenses represented 22.7% of revenues for the three months ended March 31, 2010 compared to 19.9% of revenues for the three months ended March 31, 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation (including stock based compensation) for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended March 31, 2010 increased to $2,116,714 from $1,416,522 for the three months ended March 31, 2009, an increase of 49%.   The increase is primarily attributable to our headcount expansion and the prior year period including decreased expense resulting from a change in estimates for determining sales commission accruals.  Sales and marketing expenses represented 14.9% of revenues for the three months ended March 31, 2010 compared to 16.8% of revenues for the three months ended March 31, 2009.

Technology Support

Technology support consists primarily of compensation (including stock based compensation) of technology support and related resources. Technology support and related resources have been directed primarily towards continued enhancement of our platform, our development of our new OSM platform, including integration of third party data providers, upgrades to our advertising serving platform, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the three months ended March 31, 2010 increased to $1,339,578 from $584,331 for the three months ended March 31, 2009, an increase of 129%. The increase is primarily attributable to our headcount expansion and expenditures necessary to support interCLICK’s increased business and our development of OSM. Technology support expenses represented 9.4% of revenues for the three months ended March 31, 2010 compared to 6.9% of revenues for the three months ended March 31, 2009.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition in 2007.  Amortization of intangible assets for the three months ended March 31, 2010 decreased to $39,500 from $49,760 for the three months ended March 31, 2009, a decrease of 21%.  The decrease is primarily attributable to the customer relationships being fully depreciated at December 31, 2009.   Amortization of intangible assets represented 0.3% of revenues for the three months ended March 31, 2010 compared to 0.6% of revenues for the three months ended March 31, 2009.

Net Income

Net income for the three months ended March 31, 2010 was $205,070 compared to $33,167 for the three months ended March 31, 2009, an increase of 518%.  The change was primarily attributable to strong revenue and gross profit growth and an income tax benefit in the current year period of $1,079,108, largely offset by operating expenses growing at a faster pace than revenue, resulting primarily from significantly increased headcount, an other than temporary impairment of available-for-sale securities of $458,538, and the prior year comparable period including decreased expense resulting from  a change in estimates for determining allowance for doubtful accounts and sales commission accruals.

Reconciliations of Certain Non-GAAP Measures
	For the Three Months Ended	For the Three Months Ended
Unaudited	March 31, 2010	March 31, 2009

GAAP net income	$205,070	$33,167

Loss from sale of discontinued operations, net of tax	-	1,220
Income tax benefit	(1,079,108)	-

Income (loss) from continuting operations before income taxes	(874,038)	34,387

Interest expense	102,409	113,592
Interest income	(8,868)	(12)
Warrant derivative liability (income) expense	(21,685)	72,767
Other than temporary impairment of available-for sale securities	458,538	-

Operating income (loss) from continuing operations	(343,644)	220,734

Stock-based compensation	849,582	576,570
Amortization of intangible assets	39,500	49,760
Depreciation	142,962	72,386

EBITDA	$688,400	$919,450

 Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended March 31, 2010 totaled $1,567,101 and resulted primarily from a decrease in accounts receivable of $6,451,620, partially offset by a change in deferred taxes of $1,684,957 and decreases in accounts payable of $3,674,840 and accrued expenses of $1,218,173.

Net cash used in investing activities during the three months ended March 31, 2010 totaled $1,719,746 and resulted primarily from a $1,291,746 increase in restricted cash and $439,219 used for purchases of property and equipment.

Net cash used in financing activities during the three months ended March 31, 2010 was $3,176,155 and resulted primarily from net repayments under our credit facility of $3,248,594.

On November 13, 2008, interCLICK entered into a revolving credit facility with Crestmark Commercial Capital Lending, LLC to finance certain eligible accounts receivables of interCLICK in an amount up to $3.5 million (subsequently increased to $4.5 million on February 3, 2009, increased to $5.5 million on April 30, 2009, and increased to $7.0 million on September 2, 2009).  The credit facility is secured by substantially all of the assets of interCLICK, except property and equipment financed elsewhere.  Effective May 12, 2010, either interCLICK or Crestmark may terminate the Agreement with 60 days prior written notice to the other party without being subject to any early termination fee.  interCLICK does not expect Crestmark to terminate the agreement and neither party has informed the other party of their intent to terminate as of the date of this report.  In the event the agreement with Crestmark does terminate, the Company is confident in its ability to obtain sufficient financing.  The Company is in active discussions with Crestmark and other lenders about establishing a larger credit facility which would likely be secured by the Company’s accounts receivable.

At March 31, 2010, interCLICK had working capital of $15,598,834, including $9,325,188 in cash and cash equivalents and $500,649 in near-term restricted cash.  interCLICK’s working capital is impacted by the seasonal nature of its business, whereby revenue and receivables are typically weakest in the first quarter and strongest in the fourth quarter.  As of May 7, 2010, interCLICK had approximately $8,847,018 of cash and cash equivalents and $1,291,840 in total restricted cash.  As our business has expanded, interCLICK has delivered positive EBITDA for the last six quarters. We discuss this non-GAAP financial measure and its limitations under Company Overview above. interCLICK continues to expand and had year-over-year revenue growth in each quarter of 2009 and in the first quarter of 2010.  Management anticipates that revenues will continue to increase through 2010.  In addition to our cash and cash equivalents, the unused amount under the Crestmark credit facility was approximately $6,300,000 at May 7, 2010.  For all of these reasons, interCLICK expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

During three months ended March 31, 2010, we acquired $934,819 in capital assets, including $495,600 through conventional capital leases to further enhance the features and scale of our technology assets, which are necessary both to support the realization of growth objectives as well as to advance interCLICK’s present competitive position.  During the remainder of 2010, we expect to acquire approximately $500,000 in additional capital assets, a portion of which will likely be financed through capital leases.

Related Party Transactions

No related party transactions had a material impact on our operating results.

New Accounting Pronouncements

See Note 2 to our financial statements included in this report for discussion of recent accounting pronouncements.

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

           Management is particularly attentive to the length account receivable collection cycles and the attendant possibility of an increase in bad debts.  However, collection performance improved during 2009 and during the three months ended March 31, 2010 at which time the Company’s bad debt reserve was $290,045, or 1.9% of gross accounts receivable, as compared to $383,188, or 1.7% of gross accounts receivable, as of December 31, 2009.

Management is sensitive to the carrying value of the 7,043,585 OPMG shares held on the balance sheet at $245,821 at March 31, 2010. These shares are valued based on the quoted market price which is expected to continue to fluctuate.  As of December 31, 2009, management concluded that private transactions were among the most economically feasible ways to sell any portion of the Company’s investment in OPMG shares as trading volume in OPMG was too thinly traded and therefore did not reliably occur in an active market.  This change in estimate is based on management’s conclusion that during the three months ended March 31, 2010, OPMG’s trading volume has increasingly stabilized and thus is now a reliable basis for fair valuation.  In the future, we may attempt to sell some OPMG shares in the open market which could materially reduce the carrying value of our investment.  See Notes 5 and 7 to the condensed consolidated financial statements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including anticipated revenues, expected increases in our advertising customer base, expected gross margins, expected hiring of new employees, having sufficient cash and borrowing capacity to meet its working capital for at least the next 12 months and expectations regarding acquiring additional capital assets.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of intense competition, the continuation or worsening of current economic conditions, a potential decrease in corporate advertising spending, a potential decrease in consumer spending and the condition of the domestic and global credit and capital markets.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2009.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies

Item 4.	Controls and Procedures.

Not applicable to smaller reporting companies

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 (the “Act”).

Name or Class	Date Sold	No. of Securities	Consideration
Warrant holder (1)	February 25, 2010	11,465 shares of common stock	Cashless exercise of warrants with exercise price of $2.80 per share

(1) Exemption under Section 3(a)(9) of the Act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

2.1	Customer Acquisition Network Agreement of Merger and Plan of Reorganization **	8-K	9/4/07	2.1
2.2	Desktop Agreement and Plan of Merger **	8-K	9/4/07	2.2
3.1	Amended and Restated Certificate of Incorporation	8-K	8/30/07	3.1
3.2	Certificate of Amendment to the Articles of Incorporation	8-K	7/1/08	3.1
3.3	Certificate of Amendment to the Articles of Incorporation	8-A12b	11/31/09	3.3
3.4	Bylaws	S-3/A	11/25/09	3.6
10.1	New York Lease Agreement	10-K	3/31/10	10.20
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

** The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to interCLICK, Inc., 11 West 19th Street, 10th Floor, New York, NY 10011 Attention: Secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

interCLICK, INC.

May 14, 2010	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer (Principal Executive Officer)

May 14, 2010	/s/ Roger Clark
Roger Clark
Chief Financial Officer (Principal Financial Officer)