Form 10-Q
period 2010-06-30
interCLICK, Inc.
filed 2010-08-16
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No   ☒

Class	Outstanding at August 9, 2010
Common Stock, $0.001 par value per share	23,798,585 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERCLICK, INC. AND SUBSIDIARY INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
Assets	(Unaudited)	(See Note 1)

Current assets:
Cash and cash equivalents	$9,922,770	$12,653,958
Restricted cash	997,390	-
Accounts receivable, net of allowance of $210,172 and $383,188, respectively	21,806,995	21,631,305
Credit facility reserve	556,889	1,052,167
Deferred taxes, current portion	936,649	955,471
Income tax receivable	497,798	-
Prepaid expenses and other current assets	321,781	367,183
Total current assets	35,040,272	36,660,084

Restricted cash	295,570	-
Property and equipment, net of accumulated depreciation of $917,644 and $597,288, respectively	1,821,142	988,899
Intangible assets, net of accumulated amortization of $988,350 and $909,350, respectively	342,333	421,333
Goodwill	7,909,571	7,909,571
Investment in available-for-sale marketable securities	225,394	715,608
Deferred debt issue costs, net of accumulated amortization of $40,000 and $35,028, respectively	-	4,972
Deferred taxes, net of current portion	2,695,009	2,579,568
Other assets	207,573	192,179

Total assets	$48,536,864	$49,472,214

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,492,210	$10,934,236
Accrued expenses (includes accrued compensation of $1,930,278 and $2,241,731, respectively)	2,492,005	3,164,044
Credit facility payable	2,784,443	5,260,834
Obligations under capital leases, current portion	331,909	161,940
Deferred rent, current portion (includes cease use liability of $108,338 at June 30, 2010)	118,546	3,508
Income taxes payable	-	515,306
Warrant derivative liability	-	69,258
Total current liabilities	16,219,113	20,109,126

Obligations under capital leases, net of current portion	595,886	338,562
Deferred rent (includes cease use liability of $345,802 at June 30, 2010)	577,157	83,823
Total liabilities	17,392,156	20,531,511

Commitments and contingencies - See Note 8

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized,
23,798,585 and 23,632,707 issued and outstanding, respectively	23,799	23,633
Additional paid-in capital	44,327,775	42,229,293
Accumulated other comprehensive loss	(20,427)	-
Accumulated deficit	(13,186,439)	(13,312,223)
Total stockholders’ equity	31,144,708	28,940,703

Total liabilities and stockholders’ equity	$48,536,864	$49,472,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$21,659,883	$10,648,686	$35,861,740	$19,071,977
Cost of revenues	12,034,487	5,882,655	19,853,668	10,356,934
Gross profit	9,625,396	4,766,031	16,008,072	8,715,043

Operating expenses:
General and administrative	3,873,745	2,895,717	7,104,273	4,573,382
Sales and marketing	3,087,183	1,734,921	5,203,897	3,151,443
Technology support	1,419,362	797,552	2,758,940	1,381,883
Amortization of intangible assets	39,500	49,760	79,000	99,520
Total operating expenses	8,419,790	5,477,950	15,146,110	9,206,228

Operating income (loss) from continuing operations	1,205,606	(711,919)	861,962	(491,185)

Other income (expense):
Interest income	8,151	-	17,019	12
Warrant derivative liability income (expense)	(272)	(159,294)	21,413	(232,061)
Loss on sale of available-for-sale securities	-	(36,349)	-	(36,349)
Other than temporary impairment of available-for-sale securities	-	-	(458,538)	-
Interest expense	(74,537)	(126,681)	(176,946)	(240,273)
Total other expense	(66,658)	(322,324)	(597,052)	(508,671)

Income (loss) from continuing operations before income taxes	1,138,948	(1,034,243)	264,910	(999,856)

Income tax expense	(1,218,234)	-	(139,126)	-

Income (loss) from continuing operations	(79,286)	(1,034,243)	125,784	(999,856)

Discontinued operations:
Loss on sale of discontinued operations, net of income taxes	-	-	-	(1,220)
Loss from discontinued operations	-	-	-	(1,220)

Net income (loss)	(79,286)	(1,034,243)	125,784	(1,001,076)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(20,427)	(899,999)	(478,965)	(899,999)
Reclassification adjustments for losses included in net income (loss):
Loss on sale of available-for-sale securities	-	36,349	-	36,349
Other than temporary impairment of available-for-sale securities	-	-	458,538	-
Total other comprehensive loss	(20,427)	(863,650)	(20,427)	(863,650)

Comprehensive income (loss)	$(99,713)	$(1,897,893)	$105,357	$(1,864,726)

Basic earnings (loss) per share:
Continuing operations	$-	$(0.05)	$0.01	$(0.05)
Discontinued operations	-	-	-	-
Net income	$-	$(0.05)	$0.01	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$-	$(0.05)	$0.01	$(0.05)
Discontinued operations	-	-	-	-
Net income	$-	$(0.05)	$0.01	$(0.05)

Weighted average number of common shares - basic	23,683,252	19,164,950	23,646,178	19,044,443
Weighted average number of common shares - diluted	23,683,252	19,164,950	24,820,111	19,044,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2010	23,632,707	$23,633	$42,229,293	$-	$(13,312,223)	$28,940,703
Stock-based compensation	-	-	1,822,070	-	-	1,822,070
Issuances of restricted shares	10,100	10	(10)	-	-	-
Issuance of common shares for stock options and warrants exercised	155,778	156	228,576	-	-	228,732
Reclassification of warrant derivative liability to equity upon expiration of price protection	-	-	47,846	-	-	47,846
Unrealized loss on available-for-sale securities	-	-	-	(478,965)	-	(478,965)
Other than temporary impairment on available-for-sale securities	-	-	-	458,538	-	458,538
Net income	-	-	-	-	125,784	125,784
Balance, June 30, 2010	23,798,585	$23,799	$44,327,775	$(20,427)	$(13,186,439)	$31,144,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$125,784	$(1,001,076)
Add back loss from discontinued operations, net	-	1,220
Income (loss) from continuing operations	125,784	(999,856)
Adjustments to reconcile net income (loss) from continuing
operations to net cash provided by (used in) operating activities:
Stock-based compensation	1,822,070	1,353,743
Other than temporary impairment of available-for-sale securities	458,538	-
Depreciation of property and equipment	320,356	147,364
Amortization of intangible assets	79,000	99,520
Amortization of debt issue costs	4,972	21,583
Changes in deferred tax assets	(594,417)	-
Provision for bad debts	(140,077)	(160,392)
Change in warrant derivative liability	(21,413)	232,061
Loss on available-for-sale securities	-	36,349
Amortization of debt discount	-	500
Changes in operating assets and liabilities:
Increase in accounts receivable	(35,613)	(2,968,432)
Decrease (increase) in prepaid expenses and other current assets	45,402	(107,523)
Increase in other assets	(15,394)	-
(Decrease) increase in accounts payable	(442,026)	1,083,434
(Decrease) increase in accrued expenses	(672,039)	426,392
Increase in deferred rent	525,302	11,257
Decrease in income taxes payable	(515,306)	-
Increase in accrued interest	-	1,346
Net cash provided by (used in) operating activities	945,139	(822,654)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	11,250	21,429
Increase in restricted cash	(1,292,960)	-
Purchases of property and equipment	(573,929)	(73,883)
Net cash used in investing activities	(1,855,639)	(52,454)

Cash flows from financing activities:
Procees from common stock and warrants issued for cash	-	2,257,000
Proceeds from stock options and warrants exercised	228,732	-
(Repayments to) proceeds from credit facility, net	(1,981,113)	1,574,859
Principal payments on notes payable	-	(100,000)
Principal payments on capital leases	(68,307)	(5,636)
Net cash (used in) provided by financing activities	(1,820,688)	3,726,223

Cash flows from discontinued operations:
Cash flows from investing activities-divestiture	-	(250,000)
Net cash used in discontinued operations	-	(250,000)

Net (decrease) increase in cash and cash equivalents	(2,731,188)	2,601,115

Cash and cash equivalents at beginning of period	12,653,958	183,871

Cash and cash equivalents at end of period	$9,922,770	$2,784,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
Supplemental disclosure of cash flow information:
Interest paid	$203,191	$192,267
Income taxes paid	$1,219,583	$-

Non-cash investing and financing activities:
Property and equipment acquired through capitalized leases	$495,600	$-
Leasehold improvements increased for deferred rent	$83,070	$-
Reclassification of warrant derivative liability to equity upon
expiration of price protection	$47,846	$-
Unrealized loss on available-for-sale securities	$20,427	$863,650
Issuance of common stock to eliminate or modify price protection for warrants	$-	$508,497
Issuance of common stock for services to be rendered	$-	$170,500
Issuance of common stock to pay accrued interest payable	$-	$13,266
Issuance of common stock to extend debt maturity date	$-	$12,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 1. Nature of Operations

Overview

interCLICK, Inc. (the “Company”, or “interCLICK”) was formed in Delaware on March 4, 2002 under the name Outsiders Entertainment, Inc.

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

interCLICK is an audience intelligence and targeting company, developing and executing data-driven campaign strategies for major digital agencies and marketers.  Fueled by its proprietary software and sophisticated approach to managing its supply chain, the Company empowers its clients to reach desirable audiences efficiently, in brand-safe environments, and at tremendous scale.  Virtually all of the Company’s revenues are generated in the United States.

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended June 30, 2010 and 2009, our cash flows for the six months ended June 30, 2010 and 2009 and our financial position as of June 30, 2010, have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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
JUNE 30, 2010
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

In January 2010, the Company pledged a $500,000, 3-month certificate of deposit, to a third party in connection with a service agreement.  In April 2010 and July 2010, the certificate of deposit and the pledge were renewed for an additional three months.

In February 2010, the Company acquired $495,600 of computer equipment under a capitalized lease agreement.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the leasing company.  The Company opened a 14-month certificate of deposit, bearing 0.56% interest, maturing April 1, 2011, with its banking institution in the amount of $495,600 and pledged that to the letter of credit.  The Company shall consider the certificate of deposit and accrued interest as restricted cash until such letter of credit expires.

On March 11, 2010, the Company entered into a sub-lease agreement to relocate its New York City headquarters to a larger space, having 16,840 square feet.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the landlord.  The Company opened a 14-month certificate of deposit, bearing 0.70% interest, maturing March 27, 2011, with its banking institution in the amount of $294,700 and pledged that to the letter of credit.  Through the lease term, the Company is required to maintain a standby letter of credit for the benefit of the landlord.  Accordingly, as of June 30, 2010, the Company has classified the certificate of deposit as restricted cash, a non-current asset.

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

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Category	Depreciation Term
Computer equipment	3-5 years
Software	3 years
Furnitur eand fixtures	3-5 years
Office equipment	3-5 years
Leasehold improvements	5 years

Fair Value Measurements

The Company has adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”.  ASC Topic 820 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  Excluded from the scope of ASC Topic 820 are certain leasing transactions accounted for under ASC Topic 840, “Leases.”  The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC Topic 820.

Reclassifications

Certain amounts in the accompanying 2009 financial statements had been reclassified at December 31, 2009.  In particular, bad debt expense is now included in general and administrative expenses.  Merger, acquisition, and divestiture costs are now included in general and administrative expenses.  Ad serving costs have been reclassified from general and administrative costs to cost of revenues.  Whereas certain compensation costs (including stock-based compensation) had been included in sales and marketing expenses, a portion of these costs have been reclassified to either general and administrative expenses or technology support expenses.  Deferred revenue is now included in accrued expenses.  The following tables show the reclassifications to the condensed consolidated statements of operations for the three and six months ended June 30, 2009.

	For the Three Months Ended June 30, 2009
		Reclassifications
	As Previously Reported	Bad Debt Expense	Merger, Acquisition, and Divestiture Costs	Ad Serving Costs	Compensation and Employee- Related Costs	As Reclassified
Revenues	$10,648,686					$10,648,686
Cost of Revenue	5,624,005			$258,650		5,882,655
Gross profit	5,024,681					4,766,031

Operating expenses:
General and administrative	2,414,255	$47,375	$113,156	(258,650)	$579,581	2,895,717
Sales and marketing	2,691,096				(956,175)	1,734,921
Technology support	420,958				376,594	797,552
Merger, acquisition and divestiture costs	113,156		(113,156)			-
Amortization of intangible assets	49,760					49,760
Baddebt expense	47,375	(47,375)				-
Total operating expenses	5,736,600					5,477,950

Operating loss from continuing operations	$(711,919)					$(711,919)

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

	For the Six Months Ended June 30, 2009
		Reclassifications
	As Previously Reported	Bad Debt Expense	Merger, Acquisition, and Divestiture Costs	Ad Serving Costs	Compensation and Employee- Related Costs	As Reclassified
Revenues	$19,071,977					$19,071,977
Cost of Revenue	10,064,603			$292,331		10,356,934
Gross profit	9,007,374					8,715,043

Operating expenses:
General and administrative	3,894,487	$(160,392)	$178,535	(292,331)	$953,083	4,573,382
Sales and marketing	4,733,402				(1,581,959)	3,151,443
Technology support	753,007				628,876	1,381,883
Merger, acquisition and divestiture costs	178,535		(178,535)			-
Amortization of intangible assets	99,520					99,520
Baddebt expense	(160,392)	160,392				-
Total operating expenses	9,498,559					9,206,228

Operating loss from continuing operations	$(491,185)					$(491,185)

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

Codification Update

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 to provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Computerequipment	$2,202,725	$1,433,461
Furnitureandfixtures	195,596	72,711
Software	144,258	57,572
Leaseholdimprovements	173,764	-
Officeequipment	22,443	22,443
	2,738,786	1,586,187
Accumulateddepreciation	(917,644)	(597,288)
Propertyandequipment, net	$1,821,142	$988,899

In February 2010, the Company acquired $495,600 of computer equipment under a capitalized lease agreement.  Property and equipment held under capitalized leases of $1,015,965 and $520,365 at June 30, 2010 and December 31, 2009, respectively, are included in computer equipment above.

Depreciation expense for the six months ended June 30, 2010 and 2009 was $320,356 and $147,364, of which $78,976 and $2,936, respectively, pertained to capitalized leases.  Accumulated depreciation amounted to $917,644 and $597,288, of which $96,128 and $17,152 pertained to capitalized leases, as of June 30, 2010 and December 31, 2009, respectively.

Note 4. Intangible Assets

Intangible assets, which were all acquired from the Desktop business combination, consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Domain name	683	683
	1,330,683	1,330,683
Accumulated amortization	(988,350)	(909,350)
Intangible assets, net	$342,333	$421,333

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

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The following is a schedule of estimated future amortization expense of intangible assets as of June 30, 2010:

Year Ending December 31,
2010	$79,000
2011	158,000
2012	105,333
Total	$342,333

Note 5.  Investment in Available-For-Sale Marketable Securities

The following represents information about available-for sale securities held at June 30, 2010:

Securities in loss positions	Amortized	Aggregate	Aggregate
more than 12 months	Cost Basis	Unrealized losses	Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$245,821	$20,427	$225,394

The following represents information about available-for sale securities held at December 31, 2009:

Securities in loss positions	Amortized	Aggregate	Aggregate
more than 12 months	Cost Basis	Unrealized losses	Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$715,608	$-	$715,608

In May 2009, the Company sold 214,285 OPMG shares having a basis of $57,778 for proceeds of $21,429 resulting in a loss of $36,349.

As of December 31, 2009, the Company concluded that OPMG’s quoted market price was not a reliable basis to use for fair valuation because OPMG was too thinly traded and its stock price too volatile, and therefore did not reliably occur in an active market.  Furthermore, attempting to sell a significant number of OPMG shares on the open market would not have been worthwhile because it would require interCLICK to trade many small blocks and pay broker commissions for each transaction.  The Company therefore believed that a private transaction was among the most economically feasible ways to sell any portion of interCLICK’s investment in OPMG.  Accordingly, the Company applied Level 2 considerations to determine the market value using the best available evidence.  The Company concluded that recent principal-to-principal (non-distressed) transactions – in November 2009 and January 2010 at $0.10 per share – were appropriate valuation inputs to determine fair value of OPMG shares as of December 31, 2009.

In January 2010, the Company sold 112,500 OPMG shares having a basis of $11,250 for proceeds of $11,250 resulting in no gain or loss.

As of March 31, 2010, the Company determined that its investment in OPMG shares was other than temporarily impaired to $0.0349 per share (from a basis of $0.10 per share) and recognized an other than temporary impairment of $458,538.  This was based primarily on the extent and length of time over which the investment had been in a continuous loss position and the Company’s belief that it is unlikely OPMG’s stock price will increase significantly in the foreseeable future.  Furthermore, the Company has not conducted any private sale transactions and has not received any offers to buy shares at any price.  The Company may also attempt to sell some shares in the open market in the near future.

During the first six months of 2010 and to date, OPMG has traded in an active market.  Sufficient trading volume, the lack of principal-to-principal transactions to support a value higher than current market price, and the near-term potential of the Company selling OPMG shares in the open market support the use of a Level 1 input (market price) for the basis of fair value as of June 30, 2010.   On such date, OPMG’s closing market price was $0.032 per share.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

As of June 30, 2010, the Company determined that its investment in OPMG was temporarily impaired due to the relatively short amount of time OPMG has traded under $.0349.  Thus, the Company valued its investment at $225,394 as of June 30, 2010, and an unrealized loss of $20,427 has been recognized in other comprehensive loss for the three and six months ended June 30, 2010.

Note 6. Credit Facility Agreement and Capital Lease Obligations

Credit Facility Agreement

On November 13, 2008, the Company entered into a revolving credit facility, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark Commercial Capital Lending, LLC (“Crestmark”)  to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (subsequently increased to $4.5 million on February 3, 2009, $5.5 million on April 30, 2009, and to $7.0 million on September 2, 2009), which would represent gross financed accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark credit facility has an interest rate equal to prime plus 1.0% (overall interest rate of 4.25% at June 30, 2010) and is secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares.  In addition, the Company pays a monthly fee (initially 0.575% and decreased to 0.375% on September 2, 2009) per 30 days on each financed invoice amount until the invoice is paid.  The Crestmark credit facility was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and effective May 12, 2010, either the Company or Crestmark may terminate the Agreement with 60 days prior written notice to the other party without being subject to any early termination fee.  On July 12, 2010, the Company provided Crestmark with notification of termination of the Agreement effective September 10, 2010.  The Company is in advanced discussions with another lender about establishing a replacement line of credit which would likely be secured by most of the Company’s assets.

The balance due on the credit facility at June 30, 2010 was $2,227,554, which is net of the 20% reserve of $556,889 that is presented as Credit facility reserve, a current asset.  The unused amount under the credit facility available to the Company at June 30, 2010 was $4,772,446.  The average monthly net balance due under the credit facility was $1,813,231 and $3,502,410 for the six months ended June 30, 2010 and 2009, respectively.

The following is a summary of accounts receivable financed as well as credit facility fees incurred for the three and six months ended June 30, 2010 and 2009:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Accounts receivable financed	$3,403,055	$9,134,370	$6,430,031	$15,708,010

Credit facility fees incurred	$56,639	$150,625	$151,134	$247,487

Capital Lease Obligations

In February 2010, the Company purchased computer equipment for $495,600 through a capital lease agreement, bearing interest of 8.35%, payable in 12 quarterly installments of $47,119.

Capital lease obligations consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Capital lease obligations	$927,795	$500,502
Less: Current maturities	(331,909)	(161,940)
Amount due after one year	$595,886	$338,562

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.  Assets and liabilities measured at fair value on a recurring basis consisted of the following at June 30, 2010:

	Total Carrying	Fair Value Measurements at			Total Carrying	Fair Value Measurements at
	Value at	June 30, 2010			Value at	December 31, 2009
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in available-for-sale
marketable securities	$225,394	$225,394	$-	$-	$715,608	$-	$715,608	$-

Liabilities:
Warrant derivative liability	$-	$-	$-	$-	$69,258	$-	$69,258	$-

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

Note 8. Commitments and Contingencies

Operating Leases

In January 2010, the Company entered into a 16-month agreement for its Chicago office space with monthly rent of $2,151 commencing February 1, 2010 with 3.0% escalation effective June 1, 2010.

In February 2010, the lease amendment for the Company’s office space located in Boca Raton, Florida became effective upon completion of the improvements to the expansion premises.  Accordingly, the Company moved into the expansion premises and agreed to (i) lease additional space for a period of 60 months, and (ii) extend the lease term of the original space to terminate the same time as the expanded space.  Upon the expansion premises commencement date, the original premises monthly rent was adjusted to $2,840 with 3.0% annual escalation and the expansion premises monthly rent was $6,923 with 3.0% annual escalation.  The landlord provided an allowance of $83,070 for the improvements to the expansion premises as well as an abatement of rent for the first 14 months of the lease on the expansion premises.  The leasehold improvements were recognized with an $83,070 increase in property and equipment and a corresponding increase in deferred rent, both of which shall be amortized over the lease term.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

On February 22, 2010, the Company entered into a 5-year agreement, commencing June 1, 2010, for office space in Santa Monica, California bearing monthly rent of $3,827 with an annual 3.0% escalation.

On March 11, 2010, the Company entered into a sub-lease agreement to relocate its New York City headquarters to a larger space, having 16,840 square feet.  The new lease is for a term of 92 months commencing on May 1, 2010, bearing monthly rent of $49,117 with an annual 2.5% escalation.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the landlord.  The Company opened a certificate of deposit with its banking institution in the amount of $294,700 and pledged that to the letter of credit.  Through the lease term, the Company is required to maintain a standby letter of credit for the benefit of the landlord. Accordingly, as of June 30, 2010, the Company has classified the certificate of deposit as restricted cash, a non-current asset.

The Company entered into an agreement to sublease the office space of its former New York City headquarters commencing May 1, 2010 for the remainder of the original lease term with monthly rent of $16,717 with an annual 2.5% escalation.  Accordingly, the Company recognized an early cease use liability of $497,851 pertaining to the prior New York office space.  The charge to operations for the establishment of the liability was offset by $66,350 due to the elimination of deferred rent related to the former office space.  The balance of the early cease use liability was $454,140 at June 30, 2010, of which $345,802 is long-term.

Minimum Fees

The Company is party to multi-year agreements with third parties whereby the Company is obligated to incur minimum fees of $2,154,250 in 2010 and $1,568,000 in 2011.  Under the agreements, the Company has expensed $873,947 in fees during the six months ended June 30, 2010.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at June 30, 2010 and December 31, 2009.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of common stock having a par value of $0.001 per share, of which 23,798,585 and 23,632,707 shares were issued and outstanding at June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010, proceeds of $228,732 were received and an aggregate of 155,778 shares were issued as a result of stock option and warrant exercises.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Stock Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2010 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2009	1,286,809	$3.51
Granted	25,000	$4.44
Exercised	(213,750)	$2.80
Forfeited	(60,000)	$4.24
Expired	(5,000)	$11.14
Balance Outstanding, June 30, 2010	1,033,059	$3.60	2.4	$459,224

Exercisable, June 30, 2010	1,014,309	$3.58	2.4	$459,224

During 2010, 15,494 of the Company’s warrants contained round-down protection (price protection), which caused the warrants to be treated as derivatives (see Note 7).  In May 2010, price protection expired requiring $47,846 of the warrant derivative liability to be reclassified to additional paid-in capital.  Accordingly, the fair value of the warrant derivative liability was $0 as of June 30, 2010 as shown in the accompanying condensed consolidated balance sheet.  The change in fair value (taking into consideration the cumulative effect of the change in accounting principle adopted on January 1, 2009) of the warrant derivative liability of $21,413 and ($232,061) during the six months ended June 30, 2010 and 2009, respectively, has been recorded in the accompanying condensed consolidated statements of operations as warrant derivative liability income (expense).

Stock Incentive Plan and Stock Option Grants to Employees and Directors

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) and the 2007 Incentive Stock and Award Plan (the “2007 Award Plan”) that provide for the grant of shares of common stock and/or options to purchase shares of common stock to directors, employees and consultants.  On June 11, 2010, the Company increased the number of shares of common stock eligible for grant under the 2007 Award Plan from 3,112,500 to 4,512,500 shares.

During the six months ended June 30, 2010, the Company granted 529,000 stock options, all of which were under the 2007 Award Plan, at various exercise prices ranging from $3.68 to $5.46 per share.  The options vest pro rata over three to four years; all options expire five years from the grant date.

The total fair value of stock options granted to employees during the six months ended June 30, 2010 was $1,634,023, which is being recognized over the respective vesting periods.  During the six months ended June 30, 2010 and 2009, the Company recorded compensation expense of $1,659,872 and $1,334,630, respectively, in connection with employee stock options.

As of June 30, 2010, 1,437,983 shares were remaining under the 2007 Award Plan for future issuance.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended June 30, 2010 and 2009:

	For the Six	For the Six
	Months Ended	Months Ended
Assumptions	June 30, 2010	June 30, 2009
Expected life (years)	3.5 - 3.75	5.0
Expected volatility	102.6% - 110.1%	117.2% - 121.4%
Weighted-average volatility	107.4%	120.5%
Risk-free interest rate	2.02% - 2.69%	1.89% - 2.86%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	8.7%	2.8%

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

A summary of the Company’s stock option activity for employees and directors during the six months ended June 30, 2010 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2009	4,994,167	$2.69
Granted	529,000	$4.42
Exercised	(43,333)	$2.05
Forfeited	(234,375)	$3.24
Expired	-	$-
Balance Outstanding, June 30, 2010	5,245,459	$2.85	3.5	$5,411,505

Expected to vest, June 30, 2010	5,081,854	$2.82	3.4	$5,333,440

Exercisable, June 30, 2010	2,202,220	$2.18	2.8	$3,306,200

The weighted-average grant-date fair value of options granted to employees during the six months ended June 30, 2010 and 2009 was $3.09 and $1.98, respectively.  The total intrinsic value of options exercised by employees during the six months ended June 30, 2010 and 2009 was $136,749 and $0, respectively.

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

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

During the six months ended June 30, 2010 and 2009, the Company recognized an aggregate amount of $58,327 and $4,931 of stock-based compensation for nonvested shares of common stock issued to employees.

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	73,594	$4.21
Granted	7,600	$5.21
Vested	(13,516)	$3.29
Forfeited	-	$-
Nonvested at June 30, 2010	67,678	$4.51

The total fair value of shares vested to employees during the six months ended June 30, 2010 was $56,420.

As of June 30, 2010, there was $7,056,996 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

Other Stock-Based Awards to Nonemployees

On April 15, 2010, as part of a one-year consulting agreement, the Company granted warrants to purchase an aggregate of 25,000 shares of common stock having a fair value of $72,000 to a consultant for services to be rendered.  The warrants have an exercise price of $4.44 per share, were not part of the 2007 Award Plan, vest in equal increments quarterly over a one-year period commencing June 30, 2010, and expire three years from the grant date.  As these warrants were issued to nonemployees, the fair value was recalculated at June 30, 2010 at $52,750 and, accordingly, $22,945 was recognized as stock-based compensation during the three months ended June 30, 2010.  The warrants shall be revalued and expensed in a similar manner in each subsequent reporting period during the consultant’s one-year service term.

During the six months ended June 30, 2010 and 2009, the Company recognized an aggregate amount of $103,871 and $14,182 of stock-based compensation for stock options, stock warrants and common shares issued to nonemployees.

Note 10. Net Earnings (Loss) per Share

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

Components of basic and diluted earnings per share for the six months ended June 30, 2010 was as follows:
INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

	For the Six Months Ended June 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$125,784

Basic EPS
Income available to common stockholders	$125,784	23,646,178	$0.01

Effect of Dilutive Securities
Stock options	-	919,708
Stock warrants	-	241,817
Nonvested shares	-	12,408

Diluted EPS
Income available to common stockholders
+ assumed conversions	$125,784	24,820,111	$0.01

Options to purchase 5,395,459 and 1,781,500 shares of common stock and warrants to purchase 1,033,059 and 198,750 shares of common stock were outstanding during the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.  In addition, 67,678 nonvested shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2010, because the number of shares assumed purchased (calculated using the compensation cost attributed to future services and not yet recognized) under the treasury stock method exceeds the number of shares that would be issued.

Options to purchase 4,053,750 common shares, warrants to purchase 1,126,025 common shares, 24,610 nonvested common shares and $100,000 of convertible debt were outstanding during the three and six months ended June 30, 2009, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive.  The options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Note 11. Income Taxes

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary.  The Company also files state income tax returns in California, Florida, Illinois, New York and Texas.  The Company has recorded an income tax provision for the six months ended June 30, 2010 of $139,126.  The tax provision is based on the Company's estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rate of 52.5% for the six months ended June 30, 2010 differs from the statutory rate principally because of state income taxes, a valuation allowance established on capital loss carryforwards and other non deductible expenses.  The effective rate is based on the Company's best estimate of projected income through the end of the year, in which the first quarter is typically seasonally weakest and the fourth quarter is expected to be seasonally strongest (see Note 1).

Note 12. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in the local currency in various financial institutions in the United States.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits.  As of June 30, 2010 and December 31, 2009, there was approximately $11,175,000 and $13,336,000, respectively, in excess of insurable limits.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Concentration of Revenues, Accounts Receivable and Publisher Expense

For the three and six months ended June 30, 2010 and 2009, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Customer	10.9%	0.0%	11.1%	0.0%
Customer	0.0%	0.0%	11.3%	0.0%
Customer	0.0%	0.0%	0.0%	12.3%
Totals	10.9%	0.0%	22.4%	12.3%

At June 30, 2010 and December 31, 2009, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	June 30, 2010	December 31, 2009
Customer	11.5%	17.9%
Customer	10.5%	0.0%
Totals	22.0%	17.9%

For the three and six months ended June 30, 2010 and 2009, the Company made significant purchases of advertising impressions from publishers with individual percentage of total publisher expense (included in cost of revenues) equaling 10% or greater as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Publisher	33.9%	22.5%	30.5%	19.0%
Totals	33.9%	22.5%	30.5%	19.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure, EBITDA. EBITDA represents operating income or loss before interest, taxes, depreciation and amortization, including stock-based compensation.  EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss, income or loss from operations or any other measure for determining operating performance or liquidity, as determined under GAAP. We have included a reconciliation of our non-GAAP financial measure to net income. See pages 24 and 27 of this report.

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

Company Overview

interCLICK, Inc. (the “Company” or “interCLICK”) is an audience intelligence and targeting company, developing and executing data-driven campaign strategies for major digital agencies and marketers.  Fueled by its proprietary Open Segment Manager (OSM) platform and sophisticated approach to managing its supply chain, the Company empowers its clients to reach desirable audiences efficiently, in brand-safe environments, and at tremendous scale.

We generate our revenue through the sale of online display advertising which is placed on third-party publisher websites.  Virtually all of the Company’s revenues are generated in the United States.

interCLICK is particularly sensitive to seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) campaigns, which are strongest in the fourth quarter and weakest in the first quarter.

Significant events which affected our results of operations include:

•
Revenues for the three months ended June 30, 2010 increased 103% to $21,659,883 from $10,648,686 for the prior year comparable period; revenues for the six months ended June 30, 2010 increased 88% to $35,861,740 from $19,071,977 for the prior year comparable period;

•
Gross profit margin for the three months ended June 30, 2010 was 44.4% as compared to 44.8% in the prior year comparable period; gross profit margin for the six months ended June 30, 2010 was 44.6% as compared to 45.7% in the prior year comparable period;

•	Headcount increased to 96 people at June 30, 2010, from 64 people at the end of the prior year comparable period;

•
EBITDA for the three months ended June 30, 2010 increased to $2,394,988 compared to $189,992 in the prior year comparable period; EBITDA for the six months ended June 30, 2010 increased to $3,083,388 compared to $1,109,442 in the prior year comparable period;

•	We have achieved positive EBITDA for seven straight quarters beginning with the fourth quarter of 2008;

•
Net loss for the three months ended June 30, 2010 was ($79,286), or $0.00 per share, compared to ($1,034,243), or ($0.05) per share, in the prior year comparable period; and net income for the six months ended June 30, 2010 was $125,784, or $0.01 per share, compared to a net loss of ($1,001,076), or ($0.05) per share, in the prior year comparable period.  Results for the three months ended June 30, 2010 included an income tax expense of $1,218,234; results for the six months ended June 30, 2010 included an other than temporary impairment of available-for-sale-securities of $458,538.

Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

The following table presents our results of operations for the three months ended June 30, 2010 and 2009. The following discussion of our costs reflects the reclassification of our expense categories we implemented in the third quarter of 2009; all prior periods have been retroactively adjusted.

	For the Three	For the Three
	Months Ended	Months Ended
Unaudited	June 30, 2010	June 30, 2009
Revenues	$21,659,883	$10,648,686
Cost of revenues	12,034,487	5,882,655
Gross profit	9,625,396	4,766,031
Operating expenses:
General and administrative	3,873,745	2,895,717
Sales and marketing	3,087,183	1,734,921
Technology support	1,419,362	797,552
Amortization of intangible assets	39,500	49,760
Total operating expenses	8,419,790	5,477,950
Operating income (loss)	1,205,606	(711,919)
Other income (expense):
Interest income	8,151	-
Loss on sale of available-for-sale securities	-	(36,349)
Warrant derivative liability expense	(272)	(159,294)
Interest expense	(74,537)	(126,681)
Total other expense	(66,658)	(322,324)
Income (loss) before income taxes	1,138,948	(1,034,243)
Income tax expense	(1,218,234)	-
Net loss	(79,286)	(1,034,243)
Other comprehensive loss:
Unrealized losses on securities:
Unrealized loss on available-for-sale-securities	(20,427)	(899,999)
Reclassification adjustments for losses included in net loss	-	36,349
Total other comprehensive loss	(20,427)	(863,650)
Comprehensive loss	$(99,713)	$(1,897,893)
Loss per share - basic and diluted	$-	$(0.05)
Weighted average shares - basic and diluted	23,683,252	19,164,950

Revenues

Revenues for the three months ended June 30, 2010 increased to $21,659,883 from $10,648,686 for the three months ended June 30, 2009, an increase of 103%.  Growth was driven by record retention of existing clients and a record number of new advertisers and campaigns reflecting increased demand for interCLICK’s innovative audience targeting solution.  The Company also generated the highest effective CPM (“eCPM”) in its history resulting from our ability to maximize value on behalf of clients.

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

Revenues from branded advertisers account for the substantial majority of our revenues.  During the three months ended June 30, 2010, revenues from such advertisers accounted for more than 95% of revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2010 increased to $12,034,487 from $5,882,655 for the three months ended June 30, 2009, an increase of 105%.  The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers and higher third-party data fees. Cost of revenues is comprised primarily of the amounts we paid to website publishers on interCLICK’s online advertising network, amounts paid to third-party data providers, and ad serving and rich media expenses directly associated with a given campaign.  Cost of revenues represented 55.6% of revenues for the three months ended June 30, 2010 compared to 55.2% of revenues for the three months ended June 30, 2009. The increase is primarily attributable to a proportionally greater mix of advertising impressions purchased from premium website publishers and higher third-party data fees.  This increase was partially offset by: (1) improvements in our supply chain management platform, resulting in a better match between acquired advertising impressions and advertising campaign demand, and (2) targeting efficiencies achieved through OSM.

Gross profit for the three months ended June 30, 2010 increased to $9,625,396 from $4,766,031 for the three months ended June 30, 2009, an increase of 102%.  Our gross margin was 44.4% for the three months ended June 30, 2010 compared to 44.8% for the three months ended June 30, 2009.  We expect gross margins will remain in the mid-40’s percentage range in the near-term.

Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses for the three months ended June 30, 2010 increased to $8,419,790 from $5,477,950 for the three months ended June 30, 2009, an increase of 54%.  The increase is primarily attributable to significant headcount expansion from 64 employees as of June 30, 2009 to 96 employees as of June 30, 2010, expenditures necessary to support interCLICK’s increased business, and a net cease-use charge of approximately $432,000 relating to the Company’s expansion into  larger headquarters.  The majority of hiring was in the technology, product and operations areas to support the growth of our business and the ongoing innovation, development and marketing of our technology platform, including OSM.  We expect to hire approximately two dozen new employees throughout the remainder or 2010.

General and Administrative

General and administrative expenses consist primarily of executive, administrative, operations and product support compensation (including stock based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the three months ended June 30, 2010 increased to $3,873,745 from $2,895,717 for the three months ended June 30, 2009, an increase of 34%.   The increase is primarily attributable to our headcount expansion, expenditures necessary to support interCLICK’s increased business, and a net cease-use charge of approximately $432,000 relating to the Company’s expansion into a larger headquarters.  General and administrative expenses represented 17.9% of revenues for the three months ended June 30, 2010 compared to 27.2% of revenues for the three months ended June 30, 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation (including stock based compensation) for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2010 increased to $3,087,183 from $1,734,921 for the three months ended June 30, 2009, an increase of 78%.   The increase is primarily attributable to our headcount expansion.  Sales and marketing expenses represented 14.3% of revenues for the three months ended June 30, 2010 compared to 16.3% of revenues for the three months ended June 30, 2009.

Technology Support

Technology support consists primarily of compensation (including stock based compensation) of technology support and related resources. Technology support and related resources have been directed primarily towards continued enhancement of our platform, including integration of third party data providers, upgrades to our advertising serving platform, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the three months ended June 30, 2010 increased to $1,419,362 from $797,552 for the three months ended June 30, 2009, an increase of 78%. The increase is primarily attributable to our headcount expansion and expenditures necessary to support interCLICK’s increased business and our development of OSM. Technology support expenses represented 6.6% of revenues for the three months ended June 30, 2010 compared to 7.5% of revenues for the three months ended June 30, 2009.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition in 2007.  Amortization of intangible assets for the three months ended June 30, 2010 decreased to $39,500 from $49,760 for the three months ended June 30, 2009, a decrease of 21%.  The decrease is primarily attributable to the customer relationships being fully depreciated at December 31, 2009.   Amortization of intangible assets represented 0.2% of revenues for the three months ended June 30, 2010 compared to 0.5% of revenues for the three months ended June 30, 2009.

Net Loss

Net loss for the three months ended June 30, 2010 was ($79,286) compared to ($1,034,243) for the three months ended June 30, 2009.  The change was primarily attributable to strong revenue, gross profit growth, operating expenses growing at a slower pace than revenues, and lower warrant derivative liability expense, partially offset by higher tax expense.

Reconciliation of GAAP to Non-GAAP Measure

	For the Three	For the Three
	Months Ended	Months Ended
Unaudited	June 30, 2010	June 30, 2009
GAAP net loss	$(79,286)	$(1,034,243)
Income tax expense	1,218,234	-
Income (loss) before income taxes	1,138,948	(1,034,243)
Interest expense	74,537	126,681
Interest income	(8,151)	-
Warrant derivative liability expense	272	159,294
Loss on sale of available-for-sale securities	-	36,349
Operating income (loss)	1,205,606	(711,919)
Stock-based compensation	972,488	777,173
Amortization of intangible assets	39,500	49,760
Depreciation	177,394	74,978
EBITDA	$2,394,988	$189,992

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

The following table presents our results of operations for the six months ended June 30, 2010 and 2009. The following discussion of our costs reflects the reclassification of our expense categories we implemented in the third quarter of 2009; all prior periods have been retroactively adjusted.

	Months Ended	Months Ended
Unaudited	June 30, 2010	June 30, 2009
Revenues	$35,861,740	$19,071,977
Cost of revenues	19,853,668	10,356,934
Gross profit	16,008,072	8,715,043
Operating expenses:
General and administrative	7,104,273	4,573,382
Sales and marketing	5,203,897	3,151,443
Technology support	2,758,940	1,381,883
Amortization of intangible assets	79,000	99,520
Total operating expenses	15,146,110	9,206,228
Operating income (loss) from continuing operations	861,962	(491,185)
Other income (expense):
Interest income	17,019	12
Loss on sale of available-for-sale securities	-	(36,349)
Other than temporary impairment of available-for-sale securities	(458,538)	-
Warrant derivative liability income (expense)	21,413	(232,061)
Interest expense	(176,946)	(240,273)
Total other expense	(597,052)	(508,671)
Income (loss) from continuing operations before income taxes	264,910	(999,856)
Income tax expense	(139,126)	-
Income (loss) from continuing operations	125,784	(999,856)
Loss from discontinued operations	-	(1,220)
Net income (loss)	125,784	(1,001,076)
Other comprehensive loss:
Unrealized losses on securities:
Unrealized loss on available-for-sale-securities	(478,965)	(899,999)
Reclassification adjustments for losses included in net income (loss)	458,538	36,349
Total other comprehensive loss	(20,427)	(863,650)
Comprehensive income (loss)	$105,357	$(1,864,726)
Basic and diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.05)
Discontinued operations	-	-
Net income (loss)	$0.01	$(0.05)
Weighted average shares:
Basic	23,646,178	19,044,443
Diluted	24,820,111	19,044,443

Revenues

Revenues for the six months ended June 30, 2010 increased to $35,861,740 from $19,071,977 for the six months ended June 30, 2009, an increase of 88%.  Growth was driven by strong retention of existing clients and a greater number of new client campaigns reflecting increased demand for interCLICK’s innovative audience targeting solution.

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

Revenues from branded advertisers account for the substantial majority of our revenues.  During the six months ended June 30, 2010, revenues from such advertisers accounted for more than 95% of revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended June 30, 2010 increased to $19,853,668 from $10,356,934 for the six months ended June 30, 2009, an increase of 92%.  The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers and higher third-party data fees. Cost of revenues is comprised primarily of the amounts we paid to website publishers on interCLICK’s online advertising network, amounts paid to third-party data providers, and ad serving and rich media expenses directly associated with a given campaign.  Cost of revenues represented 55.4% of revenues for the six months ended June 30, 2010 compared to 54.3% of revenues for the six months ended June 30, 2009. The increase is primarily attributable to a proportionally greater mix of advertising impressions purchased from premium website publishers and higher third-party data fees.  This increase was partially offset by: (1) improvements in our supply chain management platform, resulting in a better match between acquired advertising impressions and advertising campaign demand, and (2) targeting efficiencies achieved through OSM.

Gross profit for the six months ended June 30, 2010 increased to $16,008,072 from $8,715,043 for the six months ended June 30, 2009, an increase of 84%.  Our gross margin was 44.6% for the six months ended June 30, 2010 compared to 45.7% for the six months ended June 30, 2009.

Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses for the six months ended June 30, 2010 increased to $15,146,110 from $9,206,228 for the six months ended June 30, 2009, an increase of 65%.  The increase is primarily attributable to significant headcount expansion from 64 employees as of June 30, 2009 to 96 employees as of June 30, 2010, expenditures necessary to support interCLICK’s increased business, and a net cease-use charge of approximately $432,000 relating to the Company’s expansion into  larger headquarters.  The majority of hiring was in the technology, product and operations areas to support the growth of our business and the ongoing innovation, development and marketing of our technology platform, including OSM.

General and Administrative

General and administrative expenses consist primarily of executive, administrative, operations and product support compensation (including stock based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the six months ended June 30, 2010 increased to $7,104,273 from $4,573,382 for the six months ended June 30, 2009, an increase of 55%.   The increase is primarily attributable to our headcount expansion, expenditures necessary to support interCLICK’s increased business, and a net cease-use charge of approximately $432,000 relating to the Company’s expansion into a larger headquarters.   General and administrative expenses represented 19.8% of revenues for the six months ended June 30, 2010 compared to 24.0% of revenues for the six months ended June 30, 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation (including stock based compensation) for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2010 increased to $5,203,897 from $3,151,443 for the six months ended June 30, 2009, an increase of 65%.   The increase is primarily attributable to our headcount expansion.  Sales and marketing expenses represented 14.5% of revenues for the six months ended June 30, 2010 compared to 16.5% of revenues for the six months ended June 30, 2009.

Technology Support

Technology support consists primarily of compensation (including stock based compensation) of technology support and related resources. Technology support and related resources have been directed primarily towards continued enhancement of our platform, including integration of third party data providers, upgrades to our advertising serving platform, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the six months ended June 30, 2010 increased to $2,758,940 from $1,381,883 for the six months ended June 30, 2009, an increase of 100%. The increase is primarily attributable to our headcount expansion and expenditures necessary to support interCLICK’s increased business and our development of OSM. Technology support expenses represented 7.7% of revenues for the six months ended June 30, 2010 compared to 7.2% of revenues for the six months ended June 30, 2009.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition in 2007.  Amortization of intangible assets for the six months ended June 30, 2010 decreased to $79,000 from $99,520 for the six months ended June 30, 2009, a decrease of 21%.  The decrease is primarily attributable to the customer relationships being fully depreciated at December 31, 2009.   Amortization of intangible assets represented 0.2% of revenues for the six months ended June 30, 2010 compared to 0.5% of revenues for the six months ended June 30, 2009.

Net Income

Net income for the six months ended June 30, 2010 was $125,784 compared to a net loss of ($1,001,076) for the six months ended June 30, 2009.  The change was primarily attributable to strong revenue, gross profit growth, operating expenses growing at a slower pace than revenue, and lower warrant derivative liability expense, partially offset by higher tax expense.

Reconciliation of GAAP to Non-GAAP Measures

	For the Six	For the Six
	Months Ended	Months Ended
Unaudited	June 30, 2010	June 30, 2009
GAAP net income (loss)	$125,784	$(1,001,076)
Loss from discontinued operations	-	1,220
Income (loss) from continuing operations	125,784	(999,856)
Income tax expense	139,126	-
Income (loss) from continuting operations before income taxes	264,910	(999,856)
Interest expense	176,946	240,273
Interest income	(17,019)	(12)
Warrant derivative liability expense	(21,413)	232,061
Loss on sale of available-for-sale securities	-	36,349
Other than temporary impairment of available-for sale securities	458,538	-
Operating income (loss) from continuing operations	861,962	(491,185)
Stock-based compensation	1,822,070	1,353,743
Amortization of intangible assets	79,000	99,520
Depreciation	320,356	147,364
EBITDA	$3,083,388	$1,109,442

Liquidity and Capital Resources

Net cash provided by operating activities during the six months ended June 30, 2010 totaled $945,139 and resulted primarily from stock-based compensation of $1,822,070, other than temporary impairment of available-for-sale securities of $458,538, an increase in deferred rent of $525,302, and depreciation of $320,356, partially offset by a change in deferred taxes of $594,417 and decreases in accrued expenses of $672,309, income taxes payable of $515,306 and accounts payable of $442,026.

Net cash used in investing activities during the six months ended June 30, 2010 totaled $1,855,639 and resulted primarily from a $1,292,960 increase in restricted cash and $573,929 used for purchases of property and equipment.

Net cash used in financing activities during the six months ended June 30, 2010 was $1,820,688 and resulted primarily from net repayments under our credit facility of $1,981,113, partially offset by proceeds received from stock options and warrants exercised of $228,732.

On November 13, 2008, interCLICK entered into a revolving credit facility (the “Agreement”) with Crestmark Commercial Capital Lending, LLC to finance certain eligible accounts receivables of interCLICK in an amount up to $3.5 million (subsequently increased to $4.5 million on February 3, 2009, increased to $5.5 million on April 30, 2009, and increased to $7.0 million on September 2, 2009).   The credit facility is secured by substantially all of the assets of interCLICK, except property and equipment financed elsewhere.  Effective May 12, 2010, either interCLICK or Crestmark may terminate the Agreement with 60 days prior written notice to the other party without being subject to any early termination fee.  On July 12, 2010, the Company provided Crestmark with notification of termination of the Agreement effective September 10, 2010.  The Company is in advanced discussions with another lender about establishing a replacement line of credit which would likely be secured by most of the Company’s assets.

At June 30, 2010, interCLICK had working capital of $18,821,159, including $9,922,770 in cash and cash equivalents and $997,390 in near-term restricted cash.  interCLICK’s working capital is impacted by the seasonal nature of its business, whereby revenue and receivables are typically weakest in the first quarter and strongest in the fourth quarter.  As of August 9, 2010, interCLICK had approximately $9,400,000 of cash and cash equivalents and $1,300,000 in total restricted cash.  Due to this cash position, full use of the credit facility has recently not been necessary.  As our business has expanded, interCLICK has delivered positive EBITDA for the last seven quarters. We discuss this non-GAAP financial measure and its limitations under Company Overview above. interCLICK continues to expand and had year-over-year revenue growth in each quarter of 2009 and in the first half of 2010.  Management anticipates that revenues will continue to increase through 2010.  In addition to our cash and cash equivalents, the unused amount under the Crestmark credit facility was approximately $5,800,000 at August 9, 2010.  The Crestmark facility will terminate in September 2010 and is expected to be replaced by a larger line of credit.  For all of these reasons, interCLICK expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

During six months ended June 30, 2010, we acquired $1,152,599 in capital assets, including $495,600 through conventional capital leases and $83,070 through leasehold improvements in exchange for deferred rent.  These additions further enhance the features and scale of our technology assets, which are necessary both to support the realization of growth objectives as well as to advance interCLICK’s present competitive position.  During the remainder of 2010, we expect to acquire between approximately $500,000 and $800,000 in additional capital assets, a portion of which will likely be financed through capital leases.

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

           Management is particularly attentive to the length account receivable collection cycles and the attendant possibility of an increase in bad debts.  However, collection performance improved during 2009 and during the six months ended June 30, 2010 at which time the Company’s bad debt reserve was $210,172, or 1.0% of gross accounts receivable, as compared to $383,188, or 1.7% of gross accounts receivable, as of December 31, 2009.

Management is sensitive to the carrying value of the 7,043,585 OPMG shares held on the balance sheet at $225,394 at June 30, 2010. These shares are valued based on the quoted market price which is expected to continue to fluctuate.  As of December 31, 2009, management concluded that private transactions were among the most economically feasible ways to sell any portion of the Company’s investment in OPMG shares as trading volume in OPMG was too thinly traded and therefore did not reliably occur in an active market.  This change in estimate is based on management’s conclusion that during the six months ended June 30, 2010, OPMG’s trading volume has increasingly stabilized and thus is now a reliable basis for fair valuation.  In the future, we may attempt to sell some OPMG shares in the open market which could materially reduce the carrying value of our investment.  See Notes 5 and 7 to the condensed consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

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

Name or Class	Date Sold	No. of Securities	Consideration
Warrant holder (1)	May 7, 2010	50,980 shares of common stock	Cashless exercise of warrants with exercise price of $2.80 per share

(1)	Exemption under Section 3(a)(9) of the Act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

2.1	Customer Acquisition Network Agreement of Merger and Plan of Reorganization **	8-K	9/4/07	2.1
2.2	Desktop Agreement and Plan of Merger **	8-K	9/4/07	2.2
3.1	Amended and Restated Certificate of Incorporation	8-K	8/30/07	3.1
3.2	Certificate of Amendment to the Articles of Incorporation	8-K	7/1/08	3.1
3.3	Certificate of Amendment to the Articles of Incorporation	8-A12b	11/3/09	3.3
3.4	Amended and Restated Bylaws, as amended	S-3/A	11/25/09	3.6
10.1	Amended and Restated 2007 Incentive Stock and Award Plan *				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

*	Management compensatory plan or arrangement.

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

interCLICK, INC.

August 16, 2010	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

August 16, 2010	/s/ Roger Clark
Roger Clark
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

2.1	Customer Acquisition Network Agreement of Merger and Plan of Reorganization **	8-K	9/4/07	2.1
2.2	Desktop Agreement and Plan of Merger **	8-K	9/4/07	2.2
3.1	Amended and Restated Certificate of Incorporation	8-K	8/30/07	3.1
3.2	Certificate of Amendment to the Articles of Incorporation	8-K	7/1/08	3.1
3.3	Certificate of Amendment to the Articles of Incorporation	8-A12b	11/3/09	3.3
3.4	Amended and Restated Bylaws, as amended	S-3/A	11/25/09	3.6
10.1	Amended and Restated 2007 Incentive Stock and Award Plan*				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

*	Management compensatory plan or arrangement.