Form 10-Q
period 2010-09-30
interclick, inc.
filed 2010-11-12
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34523

interclick, inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0692341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 West 19 th Street, 10 th Floor, New York, NY	10011
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at November 11, 2010
Common Stock, $0.001 par value per share	23,969,011 shares

PART I – FINANCIAL INFORMATION

INTERCLICK, INC. AND SUBSIDIARY
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2010 (unaudited) and December 31, 2009	F-2
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009 (unaudited)	F-3
Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2010 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (unaudited)	F-7

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$10,992,013	$12,653,958
Restricted cash	998,097	-
Accounts receivable, net of allowance for doubtful accounts of $453,490 and $383,188, respectively	30,135,090	21,631,305
Line of credit reserve	-	1,052,167
Deferred taxes, current portion	828,950	955,471
Prepaid expenses and other current assets	377,086	367,183
Total current assets	43,331,236	36,660,084

Restricted cash	296,090	-
Property and equipment, net of accumulated depreciation and amortization of $1,100,014 and $597,288, respectively	1,724,268	988,899
Intangible assets, net of accumulated amortization of $1,027,850 and $909,350, respectively	302,833	421,333
Goodwill	7,909,571	7,909,571
Investment in available-for-sale marketable securities	119,741	715,608
Deferred line of credit costs, net of accumulated amortization of $3,271 and $35,028, respectively	122,570	4,972
Deferred taxes, net of current portion	3,118,416	2,579,568
Other assets	207,573	192,179

Total assets	$57,132,298	$49,472,214

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,833,212	$10,934,236
Accrued expenses (includes accrued compensation of $2,220,083 and $2,241,731, respectively)	3,227,108	3,164,044
Line of credit payable	5,200,000	5,260,834
Income taxes payable	790,375	515,306
Obligations under capital leases, current portion	351,810	161,940
Deferred rent, current portion (includes cease use liability of $75,603 at September 30, 2010)	86,440	3,508
Warrant derivative liability	-	69,258
Total current liabilities	22,488,945	20,109,126

Obligations under capital leases, net of current portion	514,114	338,562
Deferred rent (includes cease use liability of $326,434 at September 30, 2010)	632,102	83,823
Total liabilities	23,635,161	20,531,511

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 23,837,335 and 23,632,707 issued and outstanding, respectively	23,837	23,633
Additional paid-in capital	45,414,208	42,229,293
Accumulated deficit	(11,940,908)	(13,312,223)
Total stockholders’ equity	33,497,137	28,940,703

Total liabilities and stockholders’ equity	$57,132,298	$49,472,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Revenues	$26,442,854	$14,395,236	$62,304,594	$33,467,213
Cost of revenues	14,292,265	7,141,926	34,145,933	17,498,860
Gross profit	12,150,589	7,253,310	28,158,661	15,968,353

Operating expenses:
General and administrative	4,143,866	3,348,581	11,248,139	7,921,964
Sales and marketing	3,563,827	2,320,507	8,767,724	5,471,950
Technology support	1,517,621	862,535	4,276,561	2,244,417
Amortization of intangible assets	39,500	49,760	118,500	149,280
Total operating expenses	9,264,814	6,581,383	24,410,924	15,787,611

Operating income from continuing operations	2,885,775	671,927	3,747,737	180,742

Other income (expense):
Interest income	7,682	-	24,701	12
Warrant derivative liability income (expense)	-	(274,725)	21,413	(506,786)
Loss on sale of available-for-sale securities	-	-	-	(36,349)
Other than temporary impairment of available-for-sale securities	(126,080)	-	(584,618)	-
Interest expense	(19,429)	(245,854)	(196,375)	(486,127)
Total other expense	(137,827)	(520,579)	(734,879)	(1,029,250)

Income (loss) from continuing operations before income taxes	2,747,948	151,348	3,012,858	(848,508)

Income tax expense	(1,502,417)	-	(1,641,543)	-

Income (loss) from continuing operations	1,245,531	151,348	1,371,315	(848,508)

Discontinued operations:
Loss on sale of discontinued operations, net of income taxes	-	-	-	(1,220)
Loss from discontinued operations	-	-	-	(1,220)

Net income (loss)	1,245,531	151,348	1,371,315	(849,728)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(105,653)	-	(584,618)	(899,999)
Reclassification adjustments for losses included in net income (loss):
Loss on sale of available-for-sale securities	-	-	-	36,349
Other than temporary impairment of available-for-sale securities	126,080	-	584,618	-
Total other comprehensive income (loss)	20,427	-	-	(863,650)

Comprehensive income (loss)	$1,265,958	$151,348	$1,371,315	$(1,713,378)

Basic earnings (loss) per share:
Continuing operations	$0.05	$0.01	$0.06	$(0.04)
Discontinued operations	-	-	-	-
Net income	$0.05	$0.01	$0.06	$(0.04)

Diluted earnings (loss) per share:
Continuing operations	$0.05	$0.01	$0.06	$(0.04)
Discontinued operations	-	-	-	-
Net income	$0.05	$0.01	$0.06	$(0.04)

Weighted average number of common shares - basic	23,750,068	20,628,042	23,681,188	19,578,110
Weighted average number of common shares - diluted	24,620,768	22,399,847	24,748,108	19,578,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2010	23,632,707	$23,633	$42,229,293	$-	$(13,312,223)	$28,940,703

Stock-based compensation	-	-	2,800,566	-	-	2,800,566

Issuances of restricted shares	10,100	10	(10)	-	-	-

Issuance of common shares for stock options and warrants exercised	194,528	194	336,513	-	-	336,707

Reclassification of warrant derivative liability to equity upon expiration of price protection	-	-	47,846	-	-	47,846

Unrealized loss on available-for-sale securities	-	-	-	(584,618)	-	(584,618)

Other than temporary impairment on available-for-sale securities	-	-	-	584,618	-	584,618

Net income	-	-	-	-	1,371,315	1,371,315

Balances, September 30, 2010	23,837,335	$23,837	$45,414,208	$-	$(11,940,908)	$33,497,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$1,371,315	$(849,728)
Add back loss from discontinued operations, net	-	1,220
Income (loss) from continuing operations	1,371,315	(848,508)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Stock-based compensation	2,800,566	1,953,884
Other than temporary impairment of available-for-sale securities	584,618	-
Depreciation and amortization of property and equipment	502,726	225,281
Amortization of intangible assets	118,500	149,280
Provision for bad debts	103,241	(87,084)
Amortization of deferred line of credit costs	8,243	24,972
Deferred tax benefit	(412,327)	-
Change in warrant derivative liability	(21,413)	506,786
Loss on sale of available-for-sale securities	-	36,349
Amortization of debt discount	-	12,000
Changes in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(8,607,026)	(7,268,876)
Prepaid expenses and other current assets	(9,903)	(155,341)
Other assets	(15,394)	(515)
Accounts payable	1,898,976	2,219,724
Accrued expenses	25,564	1,521,435
Income taxes payable	275,069	-
Deferred rent	548,141	13,573
Net cash used in operating activities	(829,104)	(1,697,040)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	11,250	21,429
Payments for restricted cash	(1,294,187)	-
Purchases of property and equipment	(659,425)	(86,851)
Net cash used in investing activities	(1,942,362)	(65,422)

Cash flows from financing activities:
Proceeds from current line of credit	5,200,000	-
Proceeds from stock options and warrants exercised	336,707	15,200
(Repayments to) proceeds from former line of credit, net	(4,208,667)	1,893,593
Payments of deferred line of credit costs	(88,341)	-
Principal payments on capital leases	(130,178)	(8,108)
Proceeds from common stock and warrants issued for cash	-	2,257,000
Principal payments on notes payable	-	(400,000)
Net cash provided by financing activities	1,109,521	3,757,685

Cash flows from discontinued operations:
Cash flows from investing activities - divestiture	-	(250,000)
Net cash used in discontinued operations	-	(250,000)

Net (decrease) increase in cash and cash equivalents	(1,661,945)	1,745,223

Cash and cash equivalents at beginning of period	12,653,958	183,871

Cash and cash equivalents at end of period	$10,992,013	$1,929,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
Supplemental disclosure of cash flow information:
Interest paid	$232,447	$412,364
Income taxes paid	$1,693,535	$-

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$495,600	$-
Leasehold improvements increased for deferred rent	$83,070	$-
Reclassification of warrant derivative liability to equity upon expiration of price protection	$47,846	$-
Deferred line of credit costs included in accrued expenses	$37,500	$-
Unrealized loss on available-for-sale securities	$-	$863,650
Issuance of common stock to eliminate or modify price protection for warrants	$-	$508,497
Issuance of common stock for services to be rendered	$-	$124,000
Issuance of common stock to pay accrued interest payable	$-	$13,266
Issuance of common stock to extend debt maturity date	$-	$12,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

interclick, inc. is a technology company providing solutions for data-driven advertising.  Combining scalable media execution capabilities with analytical expertise, interclick delivers exceptional results for marketers.  The Company’s proprietary Open Segment Manager (OSM) platform organizes and valuates billions of data points daily to construct the most responsive digital audiences for major digital marketers.  Substantially all of the Company’s revenues are generated in the United States.

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended September 30, 2010 and 2009, our cash flows for the nine months ended September 30, 2010 and 2009, our statement of changes in stockholders’ equity for the nine months ended September 30, 2010 and our financial position as of September 30, 2010, have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 2. Significant Accounting Policies

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Significant estimates include the valuation of accounts receivable and the allowance for doubtful accounts, estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of discounts on debt, valuation of derivatives, valuation of investment in available-for-sale securities, valuation of shares of common stock, options and warrants granted for services or recorded as debt discounts or other non-cash purposes, the valuation allowance on deferred tax assets, and estimates of the tax effects of the sale of a subsidiary.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of interclick, inc. and its wholly-owned subsidiary and Options Newsletter through its sale date.  All significant inter-company balances and transactions have been eliminated in consolidation.  As a result of the Options Divestiture, the results of Options Newsletter are reported as “Discontinued Operations”.

Restricted Cash

Restricted cash represents amounts pledged as security for certain agreements with third parties.  Upon satisfying the terms of the agreements, the funds are expected to be released and available for use by the Company.

In January 2010, the Company pledged a $500,000, 3-month certificate of deposit bearing interest at 0.60% per annum, to a third party in connection with a service agreement.  In April 2010, July 2010 and October 2010, the certificate of deposit and the pledge were renewed for an additional three months.

In February 2010, the Company acquired $495,600 of computer equipment under a capital lease agreement.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the leasing company.  The Company opened a 14-month certificate of deposit, bearing interest at 0.56% per annum, maturing April 1, 2011, with its banking institution in the amount of $495,600 and pledged that to the letter of credit.  The Company shall consider the certificate of deposit and accrued interest as restricted cash until such letter of credit expires.

On March 11, 2010, the Company entered into a lease agreement to relocate its New York City headquarters to a larger space.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the landlord.  The Company opened a 14-month certificate of deposit, bearing interest at 0.70% per annum, maturing March 27, 2011, with its banking institution in the amount of $294,700 and pledged that to the letter of credit.  Through the lease term, the Company is required to maintain a standby letter of credit for the benefit of the landlord.  Accordingly, as of September 30, 2010, the Company has classified the certificate of deposit, including accrued interest, as restricted cash, a non-current asset.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is provided for on a straight-line basis over the estimated useful lives of the assets per the following table.  Leasehold improvements are amortized over the lesser of their useful life or the lease term.  Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Category	Depreciation Term
Computer equipment	3-5 years
Software	3 years
Furniture and fixtures	3-5 years
Office equipment	3-5 years
Leasehold improvements	5 years

Fair Value Measurements

The Company has adopted the provisions of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”.  ASC Topic 820 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  Excluded from the scope of ASC Topic 820 are certain leasing transactions accounted for under ASC Topic 840, “Leases.”  The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC Topic 820.

Reclassifications

Certain amounts in the accompanying 2009 financial statements have been reclassified in order to conform to the 2010 presentation.  The following tables show the reclassifications to the condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

	For the Three Months Ended September 30, 2009
		Reclassifications
	As Previously	Compensation and	As
	Reported	Employee-Related Costs	Reclassified

Operating expenses:
General and administrative	$3,383,752	$(35,171)	$3,348,581
Sales and marketing	2,317,245	3,262	2,320,507
Technology support	830,626	31,909	862,535
Amortization of intangible assets	49,760		49,760
Total operating expenses	$6,581,383		$6,581,383

	For the Nine Months Ended September 30, 2009
		Reclassifications
	As Previously	Compensation and	As
	Reported	Employee-Related Costs	Reclassified

Operating expenses:
General and administrative	$8,021,106	$(99,142)	$7,921,964
Sales and marketing	5,468,122	3,828	5,471,950
Technology support	2,149,103	95,314	2,244,417
Amortization of intangible assets	149,280		149,280
Total operating expenses	$15,787,611		$15,787,611

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Discontinued Operations

On June 23, 2008, the Company completed the sale of its Options Acquisition subsidiary pursuant to an Agreement of Merger and Plan of Reorganization.  The amounts associated with the sale of this subsidiary are reported as discontinued operations in the accompanying condensed consolidated financial statements, in accordance with ASC Topic 820.  In addition, certain allocable corporate expenses pertaining to Options Acquisition are also included in discontinued operations.

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

Codification Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 to provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Note 3. Property and Equipment

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Computer equipment	$2,288,221	$1,433,461
Furniture and fixtures	195,596	72,711
Software	144,258	57,572
Leasehold improvements	173,764	-
Office equipment	22,443	22,443
	2,824,282	1,586,187
Accumulated depreciation and amortization	(1,100,014)	(597,288)
Property and equipment, net	$1,724,268	$988,899

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

In February 2010, the Company acquired $495,600 of computer equipment under a capital lease agreement.  Property and equipment held under capital leases of $1,015,965 and $520,365 at September 30, 2010 and December 31, 2009, respectively, are included in computer equipment above.

Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 was $502,726 and $225,281, of which $129,775 and $4,404, respectively, pertained to capital leases.  Accumulated depreciation and amortization amounted to $1,100,014 and $597,288, of which $146,926 and $17,152 pertained to capital leases, as of September 30, 2010 and December 31, 2009, respectively.

Note 4. Intangible Assets

Intangible assets, which were all acquired from the Desktop business combination, consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Domain name	683	683
	1,330,683	1,330,683
Accumulated amortization	(1,027,850)	(909,350)
Intangible assets, net	$302,833	$421,333

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

The domain name is fully amortized and was amortized over its remaining life of six months following the acquisition date of the intangible.

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2010:

Year Ending December 31,
2010	$39,500
2011	158,000
2012	105,333
Total	$302,833

Note 5.  Investment in Available-For-Sale Marketable Securities

The following represents information about available-for sale securities held at September 30, 2010:

Securities in loss positions	Amortized	Aggregate	Aggregate
less than 12 months	Cost Basis	Unrealized losses	Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$119,741	$-	$119,741

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The following represents information about available-for sale securities held at December 31, 2009:

Securities in loss positions	Amortized	Aggregate	Aggregate
less than 12 months	Cost Basis	Unrealized losses	Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$715,608	$-	$715,608

As of September 30, 2010, the Company determined that its investment in OPMG shares was other-than-temporarily impaired to $0.017 per share (from a carrying basis of $0.0349 per share) and recognized an other-than-temporary impairment of $126,080 for the three months ended September 30, 2010, resulting in an aggregate other-than-temporary impairment loss of $584,618 for the nine months ended September 30, 2010.  This was based primarily on the extent and length of time over which the investment had been in a continuous unrealized loss position and the Company’s belief that it is unlikely OPMG’s stock price will increase significantly in the foreseeable future.  Furthermore, the Company has not conducted any private sale transactions and has not received any offers to buy shares at any price.

As of June 30, 2010, the Company determined that its investment in OPMG shares was temporarily impaired due to the relatively short amount of time OPMG had traded under $0.0349 per share.  Thus, the Company valued its investment at $225,394 as of June 30, 2010, and an unrealized loss of $20,427 had been recognized in other comprehensive loss for the three months ended June 30, 2010.  This unrealized loss was reversed during the three months ended September 30, 2010, due to the other-than-temporary impairment recognized at September 30, 2010.

As of March 31, 2010, the Company determined that its investment in OPMG shares was other-than-temporarily impaired to $0.0349 per share (from a carrying basis of $0.10 per share) and recognized an other-than-temporary impairment of $458,538 during the three months ended March 31, 2010.  This was based primarily on the extent and length of time over which the investment had been in a continuous unrealized loss position and the Company’s belief that it was unlikely OPMG’s stock price would increase significantly in the foreseeable future.  Furthermore, the Company had not conducted any private sale transactions and had not received any offers to buy shares at any price.

In January 2010, the Company sold 112,500 OPMG shares having a basis of $11,250 for proceeds of $11,250 resulting in no gain or loss.

In May 2009, the Company sold 214,285 OPMG shares having a basis of $57,778 for proceeds of $21,429 resulting in a loss of $36,349.

Note 6. Line of Credit Agreements and Capital Lease Obligations

Current Line of Credit

On September 10, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  Under the Loan Agreement, SVB has committed to make advances to the Company in an aggregate amount up to $15,000,000, subject to the availability of eligible account receivables.  The Loan Agreement has a two-tier borrowing system.  Under the first tier, which applies if the Company’s Adjusted Quick Ratio (“AQR”) (as defined) is at least 1.25 to 1.0, the Company may request an advance based on eligible accounts receivable on an aggregate basis.  Under the second tier, which applies if the Company’s AQR is less than 1.25 to 1.0, advances will be based on specific invoices.  Repayment of advances under the Loan Agreement are due and payable on the earliest of (i) the date on which payment is received on the account receivable with respect to which the advance was made (the “Financed Receivable”), (ii) the date on which the Financed Receivable is no longer eligible for an advance, (iii) the date on which any adjustment is asserted against the Financed Receivable, (iv) the date on which there is a breach of any representation, warranty or covenant in the Loan Agreement or, (v) 728 days from the effective date of the Loan Agreement.  Advances under both tiers bear interest at a rate per annum equal to SVB’s prime rate (4.00% at September 30, 2010) plus 2.5%.  In addition, advances under the second tier incur a monthly handling fee of 0.15% of each Financed Receivable.  All accrued and unpaid interest and handling fees are payable on a monthly basis.  The line of credit requires no unused line fee, monthly monitoring fee, or minimum interest charge and expires on September 10, 2012.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The Loan Agreement is secured by substantially all of the Company’s assets.  The Loan Agreement contains affirmative covenants that, among other things, require the Company to deliver to SVB specified financial information on an annual and monthly basis and to maintain an AQR of no less than 1.0 to 1.0.  The Loan Agreement also contains negative covenants that limit the Company’s ability to (or to permit any subsidiaries to), subject to certain exceptions and limitations, merge with or acquire other companies, create liens on its property, incur debt obligations, enter into transactions with affiliates, except on an arm’s length basis, dispose of property or issue dividends or make distributions.  Any failure by the Company to comply with these covenants and any other obligations under the Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.  The Company was in compliance with all covenants as of September 30, 2010.

As of September 30, 2010, the balance outstanding on the SVB line of credit was $5,200,000.  As of September 30, 2010, the Company had $9,800,000 of borrowing capacity available under the SVB line of credit based on the availability of eligible accounts receivable.

Former Line of Credit

On November 13, 2008, the Company entered into a line of credit, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark Commercial Capital Lending, LLC (“Crestmark”)  to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (subsequently increased to $4.5 million on February 3, 2009, $5.5 million on April 30, 2009, and to $7.0 million on September 2, 2009), which would represent gross financed accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark line of credit had an interest rate equal to prime plus 1.0% and was secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares.  In addition, the Company paid a monthly fee (initially 0.575% and decreased to 0.375% on September 2, 2009) per 30 days on each financed invoice amount until the invoice was paid.  The Crestmark line of credit was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and effective May 12, 2010, either the Company or Crestmark may terminate the Agreement with 60 days prior written notice to the other party without being subject to any early termination fee.  On July 12, 2010, the Company provided Crestmark with notification of termination of the Agreement effective September 10, 2010.

As of September 30, 2010, the Company has repaid all outstanding amounts owed by the Company to Crestmark under the Agreement and Crestmark has terminated its security interest in the Company’s assets.

Capital Lease Obligations

In February 2010, the Company purchased computer equipment for $495,600 through a capital lease agreement, bearing interest of 8.35%, payable in 12 quarterly installments of $47,119.

Capital lease obligations consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Capital lease obligations	$865,924	$500,502
Less: Current maturities	(351,810)	(161,940)
Amount due after one year	$514,114	$338,562

Note 7. Fair Value of Financial Instruments

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

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.  Assets and liabilities measured at fair value on a recurring basis consisted of the following at September 30, 2010 and December 31, 2009:

	Total Carrying	Fair Value Measurements at			Total Carrying	Fair Value Measurements at
	Value at	September 30, 2010			Value at	December 31, 2009
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in available-for-sale marketable securities	$119,741	$119,741	$-	$-	$715,608	$-	$715,608	$-

Liabilities:
Warrant derivative liability	$-	$-	$-	$-	$69,258	$-	$69,258	$-

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

As of December 31, 2009, the Company concluded that OPMG’s quoted market price was not a reliable basis to use for fair valuation because OPMG was too thinly traded and its stock price too volatile and, therefore, did not reliably occur in an active market.  Furthermore, attempting to sell a significant number of OPMG shares on the open market would not have been worthwhile because it would require the Company to trade many small blocks and pay broker commissions for each transaction.  The Company therefore believed that a private transaction was among the most economically feasible ways to sell any portion of our investment in OPMG.  Accordingly, the Company applied Level 2 considerations to determine the market value using the best available evidence.  The Company concluded that recent principal-to-principal (non-distressed) transactions – in November 2009 and January 2010 at $0.10 per share – were appropriate valuation inputs to determine fair value of OPMG shares as of December 31, 2009.

The valuation technique of the investment in available-for-sale marketable securities changed during the three months ended March 31, 2010.  During 2010, OPMG has traded in an active market.  Sufficient trading volume, the lack of principal-to-principal transactions to support a value higher than current market price, and the near-term potential of the Company selling OPMG shares in the open market support the use of a Level 1 input for the basis of fair value.  Commencing March 31, 2010, the Company began utilizing the closing share price of OPMG’s stock (Level 1) in order to value the Company’s remaining investment in OPMG shares.  As of September 30, 2010, OPMG’s closing market price was $0.017 per share.

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
SEPTEMBER 30, 2010
(Unaudited)

On February 22, 2010, the Company entered into a 5-year agreement, commencing June 1, 2010, for office space in Santa Monica, California bearing monthly rent of $3,827 with an annual 3.0% escalation.

On March 11, 2010, the Company entered into a lease agreement to relocate its New York City headquarters to a larger space, having 16,840 square feet.  The new lease is for a term of 92 months commencing on May 1, 2010, bearing monthly rent of $49,117 with an annual 2.5% escalation.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the landlord.  The Company opened a certificate of deposit with its banking institution in the amount of $294,700 and pledged that to the letter of credit.  Through the lease term, the Company is required to maintain a standby letter of credit for the benefit of the landlord. Accordingly, as of September 30, 2010, the Company has classified the certificate of deposit, including accrued interest, as restricted cash, a non-current asset.

The Company entered into an agreement to sublease the office space of its former New York City headquarters commencing May 1, 2010 for the remainder of the original lease term with monthly rent of $16,717 with an annual 2.5% escalation.  Accordingly, the Company recognized an early cease use liability of $497,851 pertaining to the prior New York office space.  The charge to operations for the establishment of the liability was offset by $66,350 due to the elimination of deferred rent related to the former office space.  The balance of the early cease use liability was $402,037 at September 30, 2010, of which $326,434 is long-term.

Minimum Fees

The Company is party to multi-year agreements with third parties whereby the Company is obligated to incur minimum fees of $645,355 through December 31, 2010 and $864,000 in 2011.  Under the agreements, the Company has expensed $1,698,123 in fees during the nine months ended September 30, 2010.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at September 30, 2010 and December 31, 2009.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of common stock having a par value of $0.001 per share, of which 23,837,335 and 23,632,707 shares were issued and outstanding at September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, proceeds of $336,707 were received and an aggregate of 194,528 shares were issued as a result of stock option and warrant exercises.

Stock Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2010 is presented below:

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2009	1,286,809	$3.51
Granted	25,000	$4.44
Exercised	(251,250)	$2.80
Forfeited	(60,000)	$4.24
Expired	(5,000)	$11.14
Balance Outstanding, September 30, 2010	995,559	$3.63	2.1	$609,594

Exercisable, September 30, 2010	983,059	$3.62	2.1	$609,594

Warrant exercises during the nine months ended September 30, 2010, include 163,750 warrants exercised on a cashless basis. Such cashless exercises resulted in the issuance of 62,445 shares of common stock.

During 2010, 15,494 of the Company’s warrants contained round-down protection (price protection), which caused the warrants to be treated as derivatives (see Note 7).  In May 2010, price protection expired requiring $47,846 of the warrant derivative liability to be reclassified to additional paid-in capital.  Accordingly, the fair value of the warrant derivative liability was $0 as of September 30, 2010 as shown in the accompanying condensed consolidated balance sheet.  The change in fair value (taking into consideration the cumulative effect of the change in accounting principle adopted on January 1, 2009) of the warrant derivative liability of $21,413 and ($506,786) during the nine months ended September 30, 2010 and 2009, respectively, has been recorded in the accompanying condensed consolidated statements of operations as warrant derivative liability income (expense).

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

During the nine months ended September 30, 2010, the Company granted 816,250 stock options, all of which were under the 2007 Award Plan, at various exercise prices ranging from $3.52 to $5.46 per share.  The options vest pro rata over three to four years; all options expire five years from the grant date.

The total fair value of stock options granted to employees during the nine months ended September 30, 2010 was $2,325,173, which is being recognized over the respective vesting periods.  During the nine months ended September 30, 2010 and 2009, the Company recorded compensation expense of $2,535,868 and $1,715,206, respectively, in connection with employee stock options.

As of September 30, 2010, 1,234,900 shares were remaining under the 2007 Award Plan for future issuance.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended September 30, 2010 and 2009:

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
Assumptions	September 30, 2010	September 30, 2009
Expected life (years)	3.5 - 3.75	5.0
Expected volatility	98.6% - 110.1%	115.5% - 121.4%
Weighted-average volatility	105.1%	119.6%
Risk-free interest rate	0.69% - 2.69%	1.89% - 2.86%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	8.1%	3.2%

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

A summary of the Company’s stock option activity for employees and directors during the nine months ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2009	4,994,167	$2.69
Granted	816,250	$4.15
Exercised	(44,583)	$2.06
Forfeited	(269,375)	$3.28
Expired	(49,167)	$2.00
Balance Outstanding, September 30, 2010	5,447,292	$2.89	3.3	$6,927,353

Exercisable, September 30, 2010	2,627,289	$2.27	2.7	$4,663,609

Expected to vest post September 30, 2010	2,665,128	$3.45	3.9	$2,180,488

The weighted-average grant-date fair value of options granted to employees during the nine months ended September 30, 2010 and 2009 was $2.85 and $2.25, respectively.  The total intrinsic value of options exercised by employees during the nine months ended September 30, 2010 and 2009 was $138,401 and $100,800, respectively.

Nonvested Common Stock Grants to Employees

On January 25, 2010, the Company granted an aggregate of 7,600 restricted shares of common stock having a fair value of $39,596 (based on a quoted trading price of $5.21 per share) to employees.  The shares were issued under the 2007 Award Plan and vest annually over a two-year period, subject to continued employment by the Company.

During the nine months ended September 30, 2010 and 2009, the Company recognized an aggregate amount of $84,933 and $19,656 of stock-based compensation for nonvested shares of common stock issued to employees.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

		Weighted
		Average
	Number of	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2009	73,594	$4.21
Granted	7,600	$5.21
Vested	(19,073)	$3.55
Forfeited	-	$-
Nonvested at September 30, 2010	62,121	$4.54

The total fair value of shares vested to employees during the nine months ended September 30, 2010 was $79,078.

As of September 30, 2010, there was $6,728,163 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

Other Stock-Based Awards to Nonemployees

On April 15, 2010, as part of a one-year consulting agreement, the Company granted warrants to purchase an aggregate of 25,000 shares of common stock having a fair value of $72,000 to a consultant for services to be rendered.  The warrants have an exercise price of $4.44 per share, were not part of the 2007 Award Plan, vest in equal increments quarterly over a one-year period commencing June 30, 2010, and expire three years from the grant date.  As these warrants were issued to nonemployees, the fair value was recalculated at September 30, 2010 at $55,750 and, accordingly, $44,135 was recognized as stock-based compensation during the nine months ended September 30, 2010.  The warrants shall be revalued and expensed in a similar manner in each subsequent reporting period during the consultant’s one-year service term.

During the nine months ended September 30, 2010 and 2009, the Company recognized an aggregate amount of $179,765 and $157,022 of stock-based compensation for stock options, stock warrants and common shares issued to nonemployees.

Note 10. Net Earnings (Loss) per Share

Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of the incremental shares of common stock issuable upon exercise of stock options and warrants (using the treasury stock method) as well as nonvested shares of common stock.  The options, warrants and nonvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Components of basic and diluted earnings per share for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 were as follows:

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

	For the Three Months Ended September 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,245,531

Basic EPS
Income available to common stockholders	$1,245,531	23,750,068	$0.05

Effect of Dilutive Securities
Stock options	-	732,843
Stock warrants	-	129,860
Nonvested shares	-	7,997

Diluted EPS
Income available to common stockholders + assumed conversions	$1,245,531	24,620,768	$0.05

	For the Three Months Ended September 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Income from continuing operations	$151,348

Basic EPS
Income available to common stockholders	$151,348	20,628,042	$0.01

Effect of Dilutive Securities
Stock options	-	1,565,617
Warrants	-	158,012
Nonvested common stock	-	23,448
Convertible debt	1,496	24,728

Diluted EPS
Income available to common stockholders + assumed conversions	$152,844	22,399,847	$0.01

	For the Nine Months Ended September 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,371,315

Basic EPS
Income available to common stockholders	$1,371,315	23,681,188	$0.06

Effect of Dilutive Securities
Stock options	-	858,915
Stock warrants	-	197,099
Nonvested shares	-	10,906

Diluted EPS
Income available to common stockholders + assumed conversions	$1,371,315	24,748,108	$0.06

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Options to purchase 2,797,500 and 252,500 shares of common stock and warrants to purchase 533,750 and 428,460 shares of common stock were outstanding during the three months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.  In addition, 46,300 nonvested shares were not included in the computation of diluted earnings per share for the three months ended September 30, 2010, because the number of shares assumed purchased (calculated using the compensation cost attributed to future services and not yet recognized) under the treasury stock method exceeds the number of shares that would be issued.

Options to purchase 2,053,750 and 4,599,167 shares of common stock and warrants to purchase 348,750 and 1,126,025 shares of common stock were outstanding during the nine months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings (loss) per share because the effects would have been anti-dilutive.  In addition, 46,300 and 23,448 nonvested shares were not included in the computation of diluted earnings per share for the nine months ended September 30, 2010 and 2009, because the number of shares assumed purchased (calculated using the compensation cost attributed to future services and not yet recognized) under the treasury stock method exceeds the number of shares that would be issued.

Note 11. Income Taxes

Income tax expense amounting to $1,641,543 for the nine months ended September 30, 2010 is based on the Company's estimate of the effective tax rate expected to be applicable for the full year 2010.  The effective tax rate of 54.48% for the nine months ended September 30, 2010 differs from the statutory federal rate principally because of the effect of state income taxes, a valuation allowance established on capital loss carryforwards and other non-deductible expenses.  The effective rate is based on the Company's best estimate of projected net income through the end of 2010.

In the third quarter of 2010, the Company revised its estimated annual effective tax rate to reflect a change in the apportionment factors used to calculate the state income taxes.  The effect of this change in estimate increased income tax expense for the nine months ended September 30, 2010 by $347,366, which was primarily a result of applying the revised tax rate to the deferred tax balances as of December 31, 2009, offset by a reduction in the current state tax expense.

Note 12. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in the local currency in various financial institutions in the United States.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits.  As of September 30, 2010 and December 31, 2009, there was approximately $12,648,000 and $13,336,000, respectively, in excess of insurable limits.

Concentration of Revenues, Accounts Receivable and Publisher Expense

For the three and nine months ended September 30, 2010 and 2009, the Company had concentrations of revenues with agency customers representing revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Agency	10.0%	0.0%	0.0%	0.0%
Agency	0.0%	20.9%	10.0%	12.7%
Totals	10.0%	20.9%	10.0%	12.7%

At September 30, 2010 and December 31, 2009, concentration of accounts receivable with individual agency customers representing 10% or greater of accounts receivable was as follows:

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

	September 30, 2010	December 31, 2009
Agency	11.2%	17.9%
Totals	11.2%	17.9%

For the three and nine months ended September 30, 2010 and 2009, the Company made significant purchases of advertising impressions from publishers with individual percentage of total publisher expense (included in cost of revenues) equaling 10% or greater as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Publisher	31.4%	33.6%	30.8%	25.0%
Totals	31.4%	33.6%	30.8%	25.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure, EBITDA. EBITDA represents operating income exclusive of interest, taxes, depreciation, amortization (including stock-based compensation), and other income and expense of a non-operating nature.  EBITDA should be viewed as supplemental to, and is not, and should not be considered, an alternative to net income or loss, income or loss from operations or any other measure for determining operating performance or liquidity, as determined under GAAP. We have included a reconciliation of our non-GAAP financial measure to net income (loss). See pages 6 and 9 of this report.

Management in its daily evaluation of the Company’s business affairs and analysis of its monthly, quarterly and annual performance, makes certain of its decisions based on EBITDA. Period-to-period comparisons of EBITDA helps our management identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of income or loss, or income or loss from operations. Our management recognizes that EBITDA has inherent limitations because of the excluded items, particularly those items that are of a recurring nature.

We believe that the presentation of EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing EBITDA, together with reconciliation to GAAP, helps investors make comparisons between interclick and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

Company Overview

interclick, inc. (“interclick” or the “Company”) is a technology company providing solutions for data-driven advertising.  Combining scalable media execution capabilities with analytical expertise, interclick delivers exceptional results for marketers.  The Company’s proprietary Open Segment Manager (OSM) platform organizes and valuates billions of data points daily to construct the most responsive digital audiences for major digital marketers.

We generate our revenue through the sale of online display advertising which is placed on third-party publisher websites.  Substantially all of the Company’s revenues are generated in the United States.

interclick is particularly sensitive to seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) branded advertisers campaigns, which are strongest in the fourth quarter and weakest in the first quarter.

Significant events which affected our results of operations include:

•
Revenues for the three months ended September 30, 2010 increased 84% to $26,442,854 from $14,395,236 for the prior year comparable period; revenues for the nine months ended September 30, 2010 increased 86% to $62,304,594 from $33,467,213 for the prior year comparable period;

•
Gross profit margin for the three months ended September 30, 2010 was 46.0% as compared to 50.4% in the prior year comparable period; gross profit margin for the nine months ended September 30, 2010 was 45.2% as compared to 47.7% in the prior year comparable period;

•	Headcount increased to 107 people at September 30, 2010, from 69 people at the end of the prior year comparable period;

•
EBITDA for the three months ended September 30, 2010 increased to $4,086,141 compared to $1,399,745 in the prior year comparable period; EBITDA for the nine months ended September 30, 2010 increased to $7,169,529 compared to $2,509,187 in the prior year comparable period;

•
Operating income for the three months ended September 30, 2010 was $2,885,775 compared to $671,927 for the three months ended September 30, 2009 and was $3,747,737 for the nine months ended September 30, 2010 compared to $180,742 for the nine months ended September 30, 2009; and

•
Net income for the three months ended September 30, 2010 was $1,245,531, or $0.05 per share, compared to $151,348, or $0.01 per share, in the prior year comparable period; and net income for the nine months ended September 30, 2010 was $1,371,315, or $0.06 per share, compared to a net loss of ($849,728), or ($0.04) per share, in the prior year comparable period.  Results for the three and nine months ended September 30, 2010 included an income tax expense of $1,502,417 and $1,641,513, respectively; results for the three and nine months ended September 30, 2010 included an other than temporary impairment of available-for-sale-securities of $126,080 and $584,618, respectively.

 Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

The following table is derived from our results of operations for the three months ended September 30, 2010 and 2009:

	For the Three	For the Three
	Months Ended	Months Ended
Unaudited	September 30, 2010	September 30, 2009
Revenues	$26,442,854	$14,395,236
Cost of revenues	14,292,265	7,141,926
Gross profit	12,150,589	7,253,310
Operating expenses:
General and administrative	4,143,866	3,348,581
Sales and marketing	3,563,827	2,320,507
Technology support	1,517,621	862,535
Amortization of intangible assets	39,500	49,760
Total operating expenses	9,264,814	6,581,383
Operating income	2,885,775	671,927
Total other expense	(137,827)	(520,579)
Income before income taxes	2,747,948	151,348
Income tax expense	(1,502,417)	-
Net income	$1,245,531	$151,348

Revenues

Revenues for the three months ended September 30, 2010 increased to $26,442,854 from $14,395,236 for the three months ended September 30, 2009, an increase of 84%.  Growth was attributed to higher campaign revenue from both existing and new clients seeking interclick’s data-driven solution.  The Company also generated the highest effective CPM (“eCPM”) in its history resulting from our ability to maximize value on behalf of clients.

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

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended September 30, 2010 increased to $14,292,265 from $7,141,926 for the three months ended September 30, 2009, an increase of 100.1%.  The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers.  Cost of revenues is comprised primarily of the amounts we paid to website publishers on interclick’s online advertising network, amounts paid to third-party data providers, and ad serving and rich media expenses directly associated with a given campaign.  Cost of revenues represented 54.0% of revenues for the three months ended September 30, 2010 compared to 49.6% of revenues for the three months ended September 30, 2009. The increase is primarily attributable to an anomalous mix of higher margin advertising campaigns during the third quarter of 2009.  This increase was partially offset by: (1) improvements in our supply chain management platform, resulting in a better match between acquired advertising impressions and advertising campaign demand, and (2) targeting efficiencies achieved through OSM.

Gross profit for the three months ended September 30, 2010 increased to $12,150,589 from $7,253,310 for the three months ended September 30, 2009, an increase of 67.5%.  Our gross margin was 46.0% for the three months ended September 30, 2010 compared to 50.4% for the three months ended September 30, 2009.  We expect gross margins will remain in the mid-40’s percentage range, with minimal variability, in the near-term.

Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses for the three months ended September 30, 2010 increased to $9,264,814 from $6,581,383 for the three months ended September 30, 2009, an increase of $2,683,431 or 40.8%.  The increase is primarily attributable to significant headcount expansion from 69 employees as of September 30, 2009 to 107 employees as of September 30, 2010, and expenditures necessary to support interclick’s increased business.  The majority of hiring was in the technology, product and operations areas to support the growth of our business and the ongoing innovation, development, maintenance, and marketing of our technology platforms, including OSM.  We expect to hire fewer than one dozen new employees throughout the remainder or 2010.

General and Administrative

General and administrative expenses consist primarily of executive, administrative, operations and product support compensation (including stock based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the three months ended September 30, 2010 increased to $4,143,866 from $3,348,581 for the three months ended September 30, 2009, or 23.7%.  The increase is primarily attributable to our headcount expansion and expenditures necessary to support interclick’s increased business.  General and administrative expenses represented 15.7% of revenues for the three months ended September 30, 2010 compared to 23.3% of revenues for the three months ended September 30, 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation (including stock based compensation) for sales and marketing and related support resources, sales commissions and industry event expenses. Sales and marketing expenses for the three months ended September 30, 2010 increased to $3,563,827 from $2,320,507 for the three months ended September 30, 2009, or 53.6%.   The increase is primarily attributable to our headcount expansion, as well as costs incurred in connection with the Company’s re-branding initiatives.  Sales and marketing expenses represented 13.5% of revenues for the three months ended September 30, 2010 compared to 16.1% of revenues for the three months ended September 30, 2009.

Technology Support

Technology support consists primarily of compensation (including stock based compensation) of technology support and related resources. Technology support and related resources have been directed primarily towards continued development and enhancement of our platforms, including the integration of third party data providers, upgrades to our advertising serving platform, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the three months ended September 30, 2010 increased to $1,517,621 from $862,535 for the three months ended September 30, 2009, or 75.9%. The increase is primarily attributable to our headcount expansion and expenditures necessary to support interclick’s increased business and our development and maintenance of our technology platforms, including OSM. Technology support expenses represented 5.7% of revenues for the three months ended September 30, 2010 compared to 6.0% of revenues for the three months ended September 30, 2009.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition in 2007.  Amortization of intangible assets for the three months ended September 30, 2010 decreased to $39,500 from $49,760 for the three months ended September 30, 2009, or 20.6%.  The decrease is primarily attributable to the customer relationships being fully depreciated at December 31, 2009. Amortization of intangible assets represented 0.1% of revenues for the three months ended September 30, 2010 compared to 0.3% of revenues for the three months ended September 30, 2009.

Income Taxes

Income tax expense for the three months ended September 30, 2010 increased to $1,502,417 from $0 for the three months ended September 30, 2009.  The increase is primarily attributable to the Company’s improved operating results and generation of taxable income.  The effective tax rate for the three months ended September 30, 2010 was 54.7%, which is expected to decrease in future periods.   Income tax expenses represented 5.7% of revenues for the three months ended September 30, 2010.

Net Income

Net income for the three months ended September 30, 2010 was $1,245,531 compared to $151,348 for the three months ended September 30, 2009.  The increase was primarily attributable to strong revenue, gross profit growth, operating expenses growing at a slower pace than revenues, lower warrant derivative liability expense, and reduced interest expense due to less reliance on line of credit borrowings for working capital needs, partially offset by the recognition of income tax expense (due to the Company’s generating taxable income) and the recognition of an other-than-temporary impairment on available for sale securities.

Reconciliation of GAAP to Non-GAAP Measure

	For the Three	For the Three
	Months Ended	Months Ended
Unaudited	September 30, 2010	September 30, 2009
GAAP net income	$1,245,531	$151,348
Income tax expense	1,502,417	-
Income before income taxes	2,747,948	151,348
Interest expense	19,429	245,854
Interest income	(7,682)	-
Warrant derivative liability expense	-	274,725
Other than temporary impairment of available-for-sale securities	126,080	-
Operating income	2,885,775	671,927
Stock-based compensation	978,496	600,141
Amortization of intangible assets	39,500	49,760
Depreciation	182,370	77,917
EBITDA	$4,086,141	$1,399,745

  Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

The following table is derived from our results of operations for the nine months ended September 30, 2010 and 2009.

	For the Nine	For the Nine
	Months Ended	Months Ended
Unaudited	September 30, 2010	September 30, 2009
Revenues	$62,304,594	$33,467,213
Cost of revenues	34,145,933	17,498,860
Gross profit	28,158,661	15,968,353
Operating expenses:
General and administrative	11,248,139	7,921,964
Sales and marketing	8,767,724	5,471,950
Technology support	4,276,561	2,244,417
Amortization of intangible assets	118,500	149,280
Total operating expenses	24,410,924	15,787,611
Operating income from continuing operations	3,747,737	180,742
Total other expense	(734,879)	(1,029,250)
Income (loss) from continuing operations before income taxes	3,012,858	(848,508)
Income tax expense	(1,641,543)	-
Income (loss) from continuing operations	1,371,315	(848,508)
Loss from discontinued operations	-	(1,220)
Net income (loss)	$1,371,315	$(849,728)

Revenues

Revenues for the nine months ended September 30, 2010 increased to $62,304,594 from $33,467,213 for the nine months ended September 30, 2009, an increase of 86.2%.  Growth was attributed to higher campaign revenue from both existing and new clients seeking interclick’s data driven solution.  The Company also generated the highest effective CPM (“eCPM”) in its history resulting from our ability to maximize value on behalf of clients.

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

Cost of Revenues and Gross Profit

Cost of revenues for the nine months ended September 30, 2010 increased to $34,145,933 from $17,498,860 for the nine months ended September 30, 2009, an increase of 95.1%.  The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers and higher third-party data fees.  Cost of revenues is comprised primarily of the amounts we paid to website publishers on interclick’s online advertising network, amounts paid to third-party data providers, and ad serving and rich media expenses directly associated with a given campaign.  Cost of revenues represented 54.8% of revenues for the nine months ended September 30, 2010 compared to 52.3% of revenues for the nine months ended September 30, 2009. The increase is primarily attributable to an anomalous mix of higher margin advertising campaigns during the third quarter of 2009.  This increase was partially offset by: (1) improvements in our supply chain management platform, resulting in a better match between acquired advertising impressions and advertising campaign demand, and (2) targeting efficiencies achieved through OSM.

Gross profit for the nine months ended September 30, 2010 increased to $28,158,661 from $15,968,353 for the nine months ended September 30, 2009, an increase of 76.3%.  Our gross margin was 45.2% for the nine months ended September 30, 2010 compared to 47.7% for the nine months ended September 30, 2009.  We expect gross margins will remain in the mid-40’s percentage range, with minimal variability, in the near-term.

Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses for the nine months ended September 30, 2010 increased to $24,410,924 from $15,787,611 for the nine months ended September 30, 2009, an increase of 54.6%.  The increase is primarily attributable to significant headcount expansion from 69 employees as of September 30, 2009 to 107 employees as of September 30, 2010, expenditures necessary to support interclick’s increased business, and a net cease-use charge of approximately $432,000 relating to the Company’s expansion into larger headquarters.  The majority of hiring was in the technology, product and operations areas to support the growth of our business and the ongoing innovation, development, maintenance, and marketing of our technology platforms, including OSM.

General and Administrative

General and administrative expenses consist primarily of executive, administrative, operations and product support compensation (including stock based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the nine months ended September 30, 2010 increased to $11,248,139 from $7,921,964 for the nine months ended September 30, 2009, or 42.0%.  The increase is primarily attributable to our headcount expansion, expenditures necessary to support interclick’s increased business and a net cease-use charge of approximately $432,000 relating to the Company’s expansion into larger headquarters.  General and administrative expenses represented 18.1% of revenues for the nine months ended September 30, 2010 compared to 23.7% of revenues for the nine months ended September 30, 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation (including stock based compensation) for sales and marketing and related support resources, sales commissions and industry event expenses. Sales and marketing expenses for the nine months ended September 30, 2010 increased to $8,767,724 from $5,471,950 for the nine months ended September 30, 2009, or 60.2%.   The increase is primarily attributable to our headcount expansion, as well as costs incurred in connection with the Company’s re-branding initiatives.  Sales and marketing expenses represented 14.1% of revenues for the nine months ended September 30, 2010 compared to 16.4% of revenues for the nine months ended September 30, 2009.

Technology Support

Technology support consists primarily of compensation (including stock based compensation) of technology support and related resources. Technology support and related resources have been directed primarily towards continued development and enhancement of our platforms, including the integration of third party data providers, upgrades to our advertising serving platform, and ongoing maintenance and improvement of our technology infrastructure.  Technology support expenses for the nine months ended September 30, 2010 increased to $4,276,561 from $2,244,417 for the nine months ended September 30, 2009, or 90.5%. The increase is primarily attributable to our headcount expansion and expenditures necessary to support interclick’s increased business and our development and maintenance of our technology platforms, including OSM. Technology support expenses represented 6.9% of revenues for the nine months ended September 30, 2010 compared to 6.7% of revenues for the nine months ended September 30, 2009.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition in 2007.  Amortization of intangible assets for the nine months ended September 30, 2010 decreased to $118,500 from $149,280 for the nine months ended September 30, 2009, or 20.6%.  The decrease is primarily attributable to the customer relationships being fully depreciated at December 31, 2009.   Amortization of intangible assets represented 0.2% of revenues for the nine months ended September 30, 2010 compared to 0.4% of revenues for the nine months ended September 30, 2009.

Income Taxes

Income tax expense for the nine months ended September 30, 2010 increased to $1,641,543 from $0 for the nine months ended September 30, 2009.  The increase is primarily attributable to the Company’s improved operating results and generation of taxable income.  The effective tax rate for the nine months ended September 30, 2010 was 54.5%, which is expected to decrease in future periods.   Income tax expenses represented 2.6% of revenues for the nine months ended September 30, 2010.

Net Income

Net income for the nine months ended September 30, 2010 was $1,371,315 compared to a loss of ($849,728) for the nine months ended September 30, 2009.  The increase was primarily attributable to strong revenue, gross profit growth, operating expenses growing at a slower pace than revenues, warrant derivative liability income in the current period, and reduced interest expense due to less reliance on line of credit borrowings for working capital needs, partially offset by the recognition of income tax expense (due to the Company’s generating taxable income) and the recognition of an other-than-temporary impairment on available for sale securities.

 Reconciliation of GAAP to Non-GAAP Measures
	For the Nine	For the Nine
	Months Ended	Months Ended
Unaudited	September 30, 2010	September 30, 2009
GAAP net income (loss)	$1,371,315	$(849,728)
Loss from discontinued operations	-	1,220
Income (loss) from continuing operations	1,371,315	(848,508)
Income tax expense	1,641,543	-
Income (loss) from continuing operations before income taxes	3,012,858	(848,508)
Interest expense	196,375	486,127
Interest income	(24,701)	(12)
Warrant derivative liability (income) expense	(21,413)	506,786
Loss on sale of available-for-sale securities	-	36,349
Other than temporary impairment of available-for sale securities	584,618	-
Operating income from continuing operations	3,747,737	180,742
Stock-based compensation	2,800,566	1,953,884
Amortization of intangible assets	118,500	149,280
Depreciation	502,726	225,281
EBITDA	$7,169,529	$2,509,187

 Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2010 totaled $829,104 and resulted primarily from net income of $1,371,315, adjusted for stock-based compensation of $2,800,566, an other than temporary impairment of available-for-sale securities of $584,618, depreciation of $502,726 and a deferred tax benefit of $412,327.  These adjustments were offset in part by increases in accounts receivable of $8,607,026, accounts payable of $1,898,976, income taxes payable of $275,069 and deferred rent of $548,141.

Net cash used in investing activities during the nine months ended September 30, 2010 totaled $1,942,362 and resulted primarily from a $1,294,187 increase in restricted cash (utilized to secure various letters of credit) and $659,425 used for purchases of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2010 was $1,109,521 and resulted primarily from proceeds of $5,200,000 received under the new Silicon Valley Bank (“SVB”) line of credit, and $336,707 received from the exercise of stock options and warrants, offset by net repayments of $4,208,667 under the former Crestmark Commercial Capital Lending, LLC (“Crestmark”) line of credit.

On September 10, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB.  Under the Loan Agreement, SVB has committed to make advances to the Company in an aggregate amount up to $15,000,000, subject to the availability of eligible account receivables.  The Loan Agreement has a two-tier borrowing system.  Under the first tier, which applies if the Company’s Adjusted Quick Ratio (“AQR”) (as defined) is at least 1.25 to 1.0, the Company may request an advance based on eligible accounts receivable on an aggregate basis.  Under the second tier, which applies if the Company’s AQR is less than 1.25 to 1.0, advances will be based on specific invoices.  Repayment of advances under the Loan Agreement are due and payable on the earliest of (i) the date on which payment is received of the account receivable with respect to which the advance was made (the “Financed Receivable”), (ii) the date on which the Financed Receivable is no longer eligible for an advance, (iii) the date on which any adjustment is asserted against the Financed Receivable, (iv) the date on which there is a breach of any representation, warranty or covenant in the Loan Agreement or, (v) 728 days from the effective date of the Loan Agreement.  Advances under both tiers bear interest at a rate per annum equal to SVB’s prime rate (4.00% at September 30, 2010) plus 2.5%.  In addition, advances under the second tier incur a monthly handling fee of 0.15% of each Financed Receivable.  All accrued and unpaid interest and handling fees are payable on a monthly basis.  The line of credit requires no unused line fee, monthly monitoring fee, or minimum interest charge and expires on September 10, 2012.

The Loan Agreement is secured by a first priority perfected security interest in substantially all of the Company’s assets.  The Loan Agreement contains affirmative covenants that, among other things, require the Company to deliver to SVB specified financial information on an annual and monthly basis and to maintain an AQR of no less than 1.0 to 1.0.  The Loan Agreement also contains negative covenants that limit the Company’s ability to (or to permit any subsidiaries to), subject to certain exceptions and limitations, merge with or acquire other companies, create liens on its property, incur debt obligations, enter into transactions with affiliates, except on an arm’s length basis, dispose of property or issue dividends or make distributions.  Any failure by the Company to comply with these covenants and any other obligations under the Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.  The Company was in compliance with all covenants as of September 30, 2010.

As of September 30, 2010, the balance outstanding on the SVB line of credit was $5,200,000.  As of September 30, 2010, the Company had $9,800,000 of borrowing capacity available under the SVB line of credit based on the availability of eligible accounts receivable.

The Company’s former line of credit was entered into with Crestmark on November 13, 2008, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (subsequently increased to $4.5 million on February 3, 2009, $5.5 million on April 30, 2009, and to $7.0 million on September 2, 2009), which would represent gross financed accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark line of credit had an interest rate equal to prime plus 1.0% and was secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares.  In addition, the Company paid a monthly fee (initially 0.575% and decreased to 0.375% on September 2, 2009) per 30 days on each financed invoice amount until the invoice was paid.  The Crestmark line of credit was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and effective May 12, 2010, either the Company or Crestmark may terminate the Agreement with 60 days prior written notice to the other party without being subject to any early termination fee.  On July 12, 2010, the Company provided Crestmark with notification of termination of the Agreement effective September 10, 2010.  As of September 30, 2010, the Company has repaid all outstanding amounts owed by the Company to Crestmark under the Agreement and Crestmark has terminated its security interest in the Company’s assets.

At September 30, 2010, interclick had working capital of $20,842,291, including $10,992,013 in cash and cash equivalents and $998,097 in near-term restricted cash.  interclick’s working capital is impacted by the seasonal nature of its business, whereby revenue is typically weakest in the first quarter and strongest in the fourth quarter.  Accordingly, receivables are typically highest in the fourth quarter.  As of November 5, 2010, interclick had approximately $12,255,000 of cash and cash equivalents and $1,300,000 in total restricted cash.  Due to this cash position, full use of the current and former line of credit has recently not been necessary.  As our business has expanded, interclick has delivered positive EBITDA for the last eight quarters. We discuss this non-GAAP financial measure and its limitations under Company Overview above.  interclick continues to expand and had year-over-year revenue growth in each quarter of 2009 and in the first three quarters of 2010.  Management anticipates that revenues will continue to increase year-over-year through 2010 and in 2011.   For all of these reasons, interclick expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

During the nine months ended September 30, 2010, we acquired $1,238,095 in capital assets, including $495,600 through conventional capital leases and $83,070 through leasehold improvements in exchange for deferred rent.  These additions further enhance the features and scale of our technology assets, which are necessary both to support the realization of growth objectives as well as to advance interclick’s present competitive position.  During the remainder of 2010, we expect to acquire up to $750,000 in additional capital assets, a portion of which will likely be financed through capital leases.

Related Party Transactions

 No related party transactions had a material impact on our operating results.

New Accounting Pronouncements

 See Note 2 to our financial statements included in this report for discussion of recent accounting pronouncements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to the valuation of accounts receivable and the allowance for doubtful accounts, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets and deferred costs, valuation of goodwill, valuation of discounts on debt, valuation of derivatives, valuation of investment in available-for-sale securities, valuation of common shares, options and warrants granted for services or recorded as debt discounts or other non-cash purposes including business combinations, the valuation allowance on deferred tax assets, estimates of the tax effects of business combinations and sale of subsidiary, and estimates in equity investee’s losses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

Management is particularly attentive to the length of account receivable collection cycles and the related possibility of an increase in bad debts.  However, collection performance improved during 2009 and during the nine months ended September 30, 2010, at which time the Company’s bad debt reserve was $453,490, or 1.5% of gross accounts receivable, as compared to $383,188, or 1.7% of gross accounts receivable, as of December 31, 2009.

Management is sensitive to the carrying value of the 7,043,585 OPMG shares held on the balance sheet at $119,741 at September 30, 2010. These shares are valued based on the quoted market price which is expected to continue to fluctuate.  As of December 31, 2009, management concluded that private transactions were among the most economically feasible ways to sell any portion of the Company’s investment in OPMG shares as trading volume in OPMG was too thinly traded and therefore did not reliably occur in an active market.  This change in estimate is based on management’s conclusion that during the nine months ended September 30, 2010, OPMG’s trading volume has increasingly stabilized and thus is now a reliable basis for fair valuation.  In the future, we may attempt to sell some OPMG shares in the open market which could reduce the carrying value of our investment.  See Notes 5 and 7 to the condensed consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including anticipated revenues, expected increases in our advertising customer base, expected gross margins, expected hiring of new employees, having sufficient cash and borrowing capacity to meet its working capital for at least the next 12 months and expectations regarding acquiring additional capital assets.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “projects,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of intense competition, the continuation or worsening of current economic conditions, regulatory developments, a potential decrease in corporate advertising spending, a potential decrease in consumer spending and the condition of the domestic and global credit and capital markets.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2009.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time-to-time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold the following securities without registration under the Securities Act of 1933 (the “Act”):

Name or Class	Date Sold	No. of Securities	Consideration

Warrant holder(1)	August 16, 2010	37,500 shares of common stock	$105,000

(1)	Exemption under Section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit		Filed or Furnished
#	Exhibit Description	Herewith

31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

interclick, inc.

November 12, 2010	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

November 12, 2010	/s/ Roger Clark
Roger Clark
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed or Furnished
#	Exhibit Description	Herewith

31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished