Form 10-K
period 2010-12-31
interclick, inc.
filed 2011-03-21
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number:   001-34523

interclick, inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0692341
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

11 West 19th Street
10th Floor
New York, NY 10011
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
☐  Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $71,293,715.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  24,108,943 shares were outstanding as of March 11, 2011.

Index

PART I

Item 1.	Business.

Company Overview

interclick, inc. (“interclick” or the “Company”) is a technology company providing solutions for data-driven advertising.  Combining scalable media execution capabilities with analytical expertise, interclick delivers exceptional results for marketers.  The Company’s proprietary Open Segment Manager (OSM) platform organizes and valuates billions of data points daily to construct the most responsive digital audiences for major digital marketers. We generate our revenue by serving as a principal in transacting online advertising (namely display, video and rich media formats) between agency clients and third party website publishers.  Substantially all of the Company’s revenues are generated in the United States.

Corporate History and Acquisitions

We were formed in Delaware on March 4, 2002 under the name Outsiders Entertainment, Inc.  On August 28, 2007, we completed a merger and acquired Customer Acquisition Network, Inc.  In connection with the merger, we changed our name to Customer Acquisition Network Holdings, Inc.  Three days later, on August 31, 2007, we acquired Desktop Interactive, Inc. (“Desktop”).  On June 25, 2008, we changed our name to interCLICK, Inc.  In September 2010, we changed our name to interclick, inc.

On January 4, 2008, we acquired Options Newsletter, Inc., a privately-held Delaware corporation primarily engaged in the email service provider business. On June 23, 2008, we sold the Options Newsletter business to Options Media Group Holdings, Inc. (“OPMG”).

Industry Overview

According to eMarketer, U.S. spending on display, video and rich media online advertising formats is projected to grow collectively faster than the online advertising market overall through 2014.   For the period from 2009 to 2014, eMarketer expects U.S. spending on display, video and rich media online advertising formats to grow collectively at a 16% compound annual growth rate, as compared to an expected 12% compound annual growth rate for the online advertising market overall. As advertisers continue to place a higher value on clear return on investments, or ROIs, we expect market share gains will accrue to those companies with the most advanced audience targeting, campaign fulfillment and analytical capabilities.

Seasonality

Our business is subject to seasonal fluctuations.  The fourth quarter of the calendar year, during the holiday season, is our strongest with respect to revenues.  While we are a relatively young company, our experience to date and our management’s knowledge of the advertising industry indicates that the first calendar quarter is our slowest quarter.

Customers

Digital marketers, through our agency customers are shifting more of their marketing budgets from traditional media channels such as direct mail, television, radio and newspapers to interactive mediums because of increasing usage of the Internet and mobile devices by their potential customers.  We focus on providing services to our clients in a way that protects and enhances their brands and their relationships with prospective customers.  In order to provide opportunities for advertisers, we buy display advertising impressions from publishers or companies that manage website inventory and seek to monetize the websites through the sale of advertising.  In 2010, we derived more than 10% of our revenues from one agency customer.  In 2009, we derived more than 14% of our revenues from the same customer.  We deliver advertising campaigns for a wide variety of advertisers with no overwhelming concentration on any specific industry vertical.  As such, our existing advertiser base includes numerous industries including, but not limited to, automotive, communications and media, consumer packaged goods, electronics, finance and insurance, health, retail and travel.

Index

Sales and Marketing

We sell and market our solutions through our sales team of approximately two dozen experienced sales persons as of March 2011.  We carefully select industry-veteran sales representatives and managers adept at articulating our technically-driven, value-oriented solutions.  We currently have sales persons based in New York, Chicago, San Francisco, Los Angeles, Atlanta, and Boston.

In September 2010, we launched a new branding campaign and various marketing initiatives in an effort to promote interclick to prospective clients throughout the Internet marketing community.

Competition

We face intense competition in the Internet advertising market from other online advertising networks, demand side platforms, and other direct marketing and technology solution providers for a share of client advertising budgets.  We expect that this competition will continue to intensify in the future as a result of industry consolidation, the pace of technological innovation in the industry, and low barriers to entry.  Additionally, we compete for advertising budgets with traditional media including television, radio, newspapers and magazines.  Furthermore, many of the advertising, media, and Internet companies possess greater resources and are more adequately capitalized than we are.  We compete for business on the basis of a number of factors including the ability to meet the performance needs of our clients, ROI, price, agency customer relationships, ability to deliver large volumes or precise types of targeted audiences.

Our ability to compete depends upon several factors, including the following:

·	the timing and market acceptance of our new solutions and enhancements to existing solutions developed by us;

·	continuing our relationships with top quality publisher websites;

·	our customer service and support efforts;

·	our sales and marketing efforts; and

·	our ability to add value to our clients and remain price competitive.

Regulation

Federal Trade Commission (the “FTC”) has issued informal guidance about companies like us that engage in audience targeting.  The report proposes a framework to balance the privacy interests of consumers with innovation that relies on consumer information to develop beneficial new products and services, and to suggest the implementation of a “Do Not Track” mechanism so consumers can choose whether to allow the collection of data regarding their online searching and browsing activities.  Our management viewed this FTC report as being favorable and believes its business model will not be adversely affected from self-regulation.   Many states also have adopted similar laws that include the power to seek injunctions, triple damages and attorneys’ fees.

Employees

As of March 11, 2011, interclick had a total of 118 employees, of which 117 were full-time employees.  None of these employees is represented by a labor union.  Management believes that our relations with our employees are good.  At December 31, 2010, we had a total of 111 employees, of which 110 were full-time employees.

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

Index

Headed by our Chief Technology Officer, we employ a team of approximately 30 experienced technology specialists in our South Florida office.  Our technology and product management teams have developed a new state-of-the-art technology platform called Open Segment Manager or OSM, that we believe is the first data enrichment solution designed to help advertisers and agencies operationalize data effectively—to discover which facts drive optimal campaign performance, create more valuable audiences from those facts, and connect to those audiences at unprecedented scale.  OSM is an enhancement to our current technology platform which is a leading solution providing advanced behavioral targeting and transparency.

Since its launch in May 2010, OSM has proven it can produce consistent, scalable and portable results, even allowing us to successfully outperform vertical and niche solutions in their respective markets.  As our financial results are directly attributable to our ability to provide sustained campaign performance for our advertisers, we view this as the ultimate validation of OSM and the technology behind it.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.  See Item 7 for the principal risk factors facing interclick.

Item 1B.	Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.	Properties.

Our principal executive offices are located in a leased facility in New York, New York, consisting of approximately 17,000 square feet of office space under a lease that expires in December 2017.  This facility accommodates our principal sales, marketing, operations, finance and administrative activities.   Our technology offices are located in Boca Raton, Florida, consisting of approximately 8,000 square feet of office space under a lease that expires in February 2015.  We also lease sales offices in Chicago, Illinois (1,269 square feet), San Francisco, California (1,324 square feet), and Los Angeles, California (1,000 square feet).  Except for our current executive offices, we believe that our current facilities are sufficient for our current and short-term needs.  We may add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings.

From time-to-time, we may become involved in legal proceedings and claims arising in the ordinary course of our business.  Except as set forth below, we are not currently a party to any material litigation. On or about December 8, 2010, Sonal Bose commenced an action in the United States District Court for the Southern District of New York (Sonal Bose v. Interclick, Inc., Case No. 10 Civ. 9183-DAB (S.D.N.Y.)) alleging that interclick engaged in certain activities that plaintiff claims violate electronic privacy and computer use laws. The plaintiff asserts federal and state law claims, and seeks compensatory, statutory, and punitive damages, restitution, and reimbursement of expenses and attorneys’ fees.  The plaintiff also seeks injunctive and declaratory relief and class action certification.

On or about December 23, 2010, Sonal Bose commenced a related action in the United States District Court for the Southern District of New York against McDonald’s Corporation, CBS Corporation, Mazda Motor of America, Inc., and Microsoft Corporation (Sonal Bose v. McDonald’s Corporation; CBS Corporation; Mazda Motor of America, Inc.; and Microsoft Corporation, Case No. 10 Civ. 9569-DAB  (S.D.N.Y.)) alleging that the actions of interclick caused the defendants to violate various laws and seeking class action certification.  We are not a party to this action but are providing for the defense of the case at our expense based upon indemnification obligations in our standard agency agreements.  The complaint asserts the same claims as are alleged in the complaint against us, together with a cause of action for tortious interference, and seeks similar relief.

Index

On February 28, 2011, motions to dismiss each of the foregoing cases were filed, which are pending.  As noted in the motions to dismiss, interclick believes the cases are entirely without merit and interclick intends to vigorously defend its prior practices and technology.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since November 5, 2009, our common stock has been listed on the NASDAQ Capital Market under the symbol “ICLK”.  Prior to being listed, our common stock was quoted on the Over-the-Counter Bulletin Board.

The last reported sale price of our common stock as reported by NASDAQ on March 11, 2011 was $5.97.  As of that date, there were 25 record holders.  We believe an additional number of shareholders own our stock through brokerage accounts.

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

Year	Quarter Ended	Prices (1)
		High	Low

2009	March 31	$2.10	$1.10
	June 30	$2.70	$1.20
	September 30	$4.50	$2.20
	December 31	$6.00	$4.00

2010	March 31	$5.82	$3.40
	June 30	$4.85	$3.46
	September 30	$4.41	$3.25
	December 31	$6.48	$3.97

(1)	On October 23, 2009, we completed a 1-for-2 reverse stock split. All prices in the table have been adjusted for the reverse split.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Index

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission (“SEC”), we have sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

		No of
Name	Date Sold	Securities		Reason for Issuance

Seacliff Consulting, LLC	10/29/10	22,500	(1)	Warrant exercise
GVA Research LLC	11/2/10	1,190	(2)	Warrant exercise
Alpha Capital Anstalt	11/10/10	76,375	(3)	Warrant exercise
Seacliff Consulting, LLC	11/19/10	22,275	(4)	Warrant exercise
Phillip Frost	11/3/10	37,500	(5)	Option exercise

(1)	Cashless warrant exercise resulting in 4,801 net shares issued.
(2)	Cashless warrant exercise resulting in 585 net shares issued.
(3)	Cashless warrant exercise resulting in 40,154 net shares issued.
(4)	Cashless warrant exercise resulting in 6,348 net shares issued.
(5)	Total of 120,000 options issued outside of the 2007 Award Plan on 7/10/09 with an exercise price of $2.48.

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2010:

	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders (1) (2)(3)	5,397,292	$2.92	1,221,983
Equity compensation plans not approved by security holders
Total	5,397,292	$2.92	1,221,983

(1)	Because they are identical, for purposes of this table, we have combined the Plans.
(2)	Includes two option grants granted outside of the Plans, including 150,000 5-year stock options to purchase common stock exercisable at $2.40 per share granted to a director.
(3)	On October 23, 2009, our shareholders ratified the adoption of our equity compensation plans.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure, EBITDA. EBITDA represents operating income before interest, taxes, depreciation and amortization, including stock-based compensation.  EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss, income or loss from operations or any other measure for determining operating performance or liquidity, as determined under GAAP. We have included a reconciliation of our non-GAAP financial measure to net income. See page 13 of this report.

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

Company Overview

interclick, inc. (“interclick” or the “Company”) is a technology company providing unique and innovative solutions for data-driven advertising.  Combining scalable media execution capabilities with analytical expertise, interclick delivers exceptional results for marketers.  The Company’s proprietary Open Segment Manager (“OSM”) platform organizes and valuates billions of data points on a daily basis to construct the most responsive digital audiences for major digital marketers.  We generate our revenue through the sale by serving as a principal in transacting online display advertising between agency clients and third party website publishers.  Substantially all of the Company’s revenues are generated in the United States.

interclick is particularly sensitive to seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) branded advertisers campaigns, which are strongest in the fourth quarter and weakest in the first quarter.

Significant events which affected our results of operations include:

•	Revenues for 2010 increased 83.1% to $101,201,720 from $55,258,703 in 2009;

•	Gross profit percentage for 2010 was 43.2% as compared to 45.6% in 2009;

•	Operating expenses were 35.0% of revenue in 2010 compared to 44.3% of revenue in 2009;

•	Headcount increased to 111 people at December 31, 2010 from 78 people at December 31, 2009;

•	EBITDA (a non-GAAP measure) for 2010 was $13,014,904 compared to $4,612,738 in 2009; and

Index

•
Net income for 2010 was $4,078,347 or $0.16 per diluted share, compared to $501,831 or $0.02 per diluted share, in 2009.  Results for 2010 included an income tax expense of $3,370,565 and an other than temporary impairment of available-for-sale-securities of $584,618.  Results for 2009 included an income tax benefit of $2,139,640 and an other than temporary impairment of available-for-sale securities of $1,042,470.

Results of Operations

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenues

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

Revenues	$101,201,720	$55,258,703	$45,943,017	83.1%

Our significant revenue growth was attributed to higher campaign revenue from the retention of our existing clients as well as new clients seeking interclick’s unique and innovative solution, which were further enhanced during 2010 with the deployment of OSM.   The Company also generated the highest effective CPM (“eCPM”) in its history resulting from our ability to maximize value on behalf of clients.

The continued overall growth in online advertising, the planned further enhancements to OSM, our ability to acquire top tier advertising impressions from publishers, and our effectiveness at providing data integrations across a growing number of clients, gives us confidence we will continue to increase our advertising customer base and revenues on a year-over-year basis for the foreseeable future.

Cost of Revenues and Gross Profit

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

Cost of revenues	$57,458,212	$30,072,627	$27,385,585	91.1%
Percentage of revenues	56.8%	54.4%

The increase in our cost of revenues is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers.  Cost of revenues is comprised primarily of the amounts we paid to website publishers on interclick’s online advertising network, amounts paid to third-party data providers, data verification fees, and ad serving and rich media expenses directly associated with given campaigns.   The increase in cost of revenues as a percentage of revenue is primarily attributable to higher data fees and additional campaign-specific costs, such as rich media fees.  This increase was partially offset by: (1) improvements in our supply chain management platform, resulting in a better match between acquired advertising impressions and advertising campaign demand, and (2) targeting efficiencies achieved through OSM.

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

Gross profit	$43,743,508	$25,186,076	$18,557,432	73.7%
Percentage of revenues	43.2%	45.6%

The overall increase in gross profit dollars is the result of the increase in revenue attributable to existing customer retention and obtaining new customers, which translated into a significant increase in the total number of impressions served by the Company.  The decrease in gross profit as a percentage of revenue in 2010 from 2009 is attributable the higher year-over-year growth in cost of revenues as compared to revenues.    We expect gross margins may vary slightly in the near-term due to costs in connection with ad verification and privacy notification, measures which we believe are valuable to our clients and thus, likely to result in higher revenue.

Index

Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses for the year ended December 31, 2010 increased to $35,385,373 from $24,471,214 for the year ended December 31, 2009, an increase of  $10,914,159 or 44.6%. As a percentage of revenues, operating expenses decreased to 35% for the year ended December 31, 2010, from 44.3% for the year ended December 31, 2009, representing significantly improved operating efficiency as the business expanded. The increase is primarily attributable to significant headcount expansion from 78 employees as of December 31, 2009 to 111 employees as of December 31, 2010 (a headcount increase of 42%), overhead expenditures necessary to support interclick’s increased business, and a net cease-use charge of approximately $432,000 relating to the Company’s expansion into larger headquarters.  The majority of hiring was in the technology, product and operations areas to support the growth of our business and the ongoing innovation, development and marketing of our technology platform, including OSM.    We expect to continue hiring aggressively in these areas in 2011, albeit at a slower pace than in 2010, and at a slower pace than revenue growth.

General and Administrative

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

General and administrative	$16,121,304	$12,296,404	$3,824,900	31.1%
Percentage of revenues	15.9%	22.3%

General and administrative expenses consist primarily of executive, administrative, operations and product support compensation (including stock-based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.   The increase is general and administrative expenses is primarily attributable to our headcount expansion, expenditures necessary to support interclick’s increased business, such as rent, depreciation and insurance, and a net cease-use charge of approximately $432,000 relating to the Company’s expansion into a larger headquarters space.  While overall general and administrative expenses increased year-over-year, they decreased significantly as a percentage of revenue due to the Company’s substantial growth in our revenues, which significantly outpaced the growth of our general and administrative expenses. The Company expects general and administrative expenses as a percentage of revenue to decline further as the business expands, despite legal litigation costs which are currently expected to range between $750,000 and $1.5 million in 2011.

Sales and Marketing

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

Sales and marketing	$13,258,729	$8,747,337	$4,511,392	51.6%
Percentage of revenues	13.1%	15.8%

Sales and marketing expenses consist primarily of compensation (including stock-based compensation) for sales and marketing and related support resources, sales commissions and industry event expenses.  The increase in our sales and marketing expenses is primarily attributable in part to our headcount expansion, as well as costs incurred in connection with the Company’s re-branding and advertising initiatives.  While sales and marketing expenses increased year-over-year, they decreased as a percentage of revenue on a year-over-year basis primarily due to the very strong growth in our revenues.  The Company expects to continue its advertising efforts for the foreseeable future.

Index

Technology Support

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

Technology support	$5,847,340	$3,238,693	$2,608,647	80.5%
Percentage of revenues	5.8%	5.9%

Technology support consists primarily of compensation (including stock-based compensation) of technology support and related resources. Technology support and related resources have been directed primarily towards continued development and enhancement of our OSM ad serving platform, including the integration of third party data providers, and ongoing maintenance and improvement of our technology infrastructure.  The increase in our technology support expenses is primarily attributable to our headcount expansion and expenditures necessary to support interclick’s increased business and our development and continued enhancements of OSM. As a technology-centric company, interclick is highly dependent on technology related costs to support its infrastructure operations, and differentiated product offerings in the marketplace.  The Company expects that its efforts in this regard will continue to help drive revenue growth in 2011.

Amortization of Intangible Assets

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

Amortization of intangible assets	$158,000	$188,780	$(30,780)	-16.3%
Percentage of revenues	0.2%	0.3%

Amortization of intangible assets includes amortization of customer relationships, developed technology and a domain name acquired through the Desktop acquisition in 2007.   The decrease in amortization of intangible assets expense is primarily attributable to the customer relationships being fully depreciated at December 31, 2009.

Other Income (Expense)

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

Other income (expense)	$(909,223)	$(2,351,964)	$1,442,741	-61.3%
Percentage of revenues	-0.9%	-4.3%

Other income (expense) consists of interest expense, interest income, other than temporary impairment of available-for-sale securities, a warrant derivative liability income (expense), and loss on sale of available-for-sale securities.  The decrease in our interest expense from $589,624 in 2009 to $291,737 in 2010 is primarily attributable to a decreased reliance on borrowings under our former and current line of credit agreements, coupled with better borrowing rates on our current line of credit.  This decrease was partially offset with increased interest expense incurred on capitalized leases for computer equipment purchased in 2009 and 2010. The decrease in the loss on other than temporary impairment of available-for-sale securities from $1,042,470 in 2009 to $584,618 in 2010 is attributable to a significant decrease in the market price of the securities in 2009 that management assessed was other than temporary.  The impairment recognized in 2009 significantly lowered the basis for the securities thus resulting in reduced cost basis against which the other-than temporary impairment taken in 2010 was based.  During 2010 we sold approximately 7,000,000 shares of the available-for-sale securities resulting in a loss of $82,293 and reducing the carrying value of the available-for-sale securities to $609 at December 31, 2010.  Accordingly, no material impairments or loss on these available-for-sale securities is expected to occur in future periods.   Lastly we had recorded a warrant derivative liability associated with price protections on certain warrant grants in 2008 and 2009.  In accordance with accounting principles generally accepted in the United States of America, these warrants were classified as a liability and the associated warrant derivative liability expense of $665,690 was recorded to the consolidated statement of operations for the year ended December 31, 2009.  During 2009 and 2010, the price protection on these warrants expired and the associated liability was reclassified to additional paid-in capital.  The warrant derivative liability income recognized in 2010 is attributable to an adjustment to the fair value of those warrants with price protections prior to their expiration in 2010.

Index

Income Tax (Expense) Benefit

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

Income tax (expense) benefit	$(3,370,565)	$2,139,640	$(5,510,205)	-257.5%
Percentage of revenues	-3.3%	3.9%

Income tax expense for the year ended December 31, 2010 is attributable to the increased taxable income generated by the Company in 2010 over 2009.  During 2010 the Company utilized the remainder of its federal net operating losses, which partially reduced, but did not eliminate, taxable income, whereas in 2009 the Company was able to offset 100% of its taxable income with its federal net operating losses.  In addition, due to the expected growth of the Company and the prospect of future taxable income, management determined that it was more likely-than not that it would recognize the majority of its deferred tax assets.  Accordingly in 2009 the valuation allowance that had been previously established against the deferred tax assets was significantly reduced, resulting in an income tax benefit for the year ended December 31, 2009.  The income tax benefit recognized in 2009 was partially offset by the warrant derivative liability expense recognized in the consolidated statement of operations for the year ended December 31, 2009, as this expense was not deductible for income tax purposes.  The Company’s effective tax rate for the year ended December 31, 2010 was 45.2%.  The Company currently estimates that its effective tax rate will be in the low 40th percentile range in the near-term.

Net Income

	2010	2009	Year-over- Year $ Change	Year-over- Year % Change

Net income	$4,078,347	$501,831	$3,576,516	712.7%
Percentage of revenues	4.0%	0.9%

The increase in net income was primarily attributable to strong revenue growth, operating expenses growing at a slower pace than revenues, a lower warrant derivative liability expense, a lower impairment on available-for-sale securities and reduced interest expense due to less reliance on the bank borrowings for working capital needs.  The increase in net income was partially offset by the recognition of income tax expense, due to the Company’s generating taxable income.

Index

Reconciliation of GAAP to Non-GAAP Measure

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

GAAP net income	$4,078,347	$501,831

Loss from discontinued operations	-	706

Income from continuing operations	4,078,347	502,537

Income tax expense (benefit)	3,370,565	(2,139,640)

Income before income taxes	7,448,912	(1,637,103)

Interest expense	291,737	589,624
Interest income	(28,012)	(1,053)
Warrant derivative liability income (expense)	(21,413)	665,690
Loss on sale of available-for-sale securities	82,293	55,233
Other than temporary impairment of available-for sale securities	584,618	1,042,470

Operating income from continuing operations	8,358,135	714,861

Stock-based compensation	3,833,653	3,394,299
Amortization of intangible assets	158,000	188,780
Depreciation	665,116	314,798

EBITDA	$13,014,904	$4,612,738

Liquidity and Capital Resources

Net cash used in operating activities during the year ended December 31, 2010 totaled $2,678,059 and resulted primarily from net income of $4,078,347, adjusted for non-cash items, including stock-based compensation of $3,833,653, an other than temporary impairment of available-for-sale securities of $584,618, depreciation and amortization expense of $823,116, bad debt expense of $318,287 and a deferred tax expense of $259,499.  These adjustments were offset in large part by a significant increase in accounts receivable of $23,204,417, due to the substantial growth in our revenues.   In addition, the decrease in cash from operations was partially attributable to a decrease in income taxes payable of $515,306, due to the Company’s additional income tax obligations offset by quarterly estimated income tax payments made during 2010.  These decreases to cash flows from operations were offset by increases in accounts payable of $9,248,681, accrued expenses of $1,570,644, and deferred rent of $549,048.  The increase in accounts payable, accrued expenses and deferred rent are primarily a result of the growth in our business, the increase in our headcount and the recording of a net cease-use charge of approximately $432,000 relating to the Company’s expansion into a larger headquarters space.

Net cash used in operating activities during the year ended December 31, 2009 totaled $3,099,810 and resulted primarily from net income from continuing operations of $502,537, adjusted for non-cash items, including stock-based compensation of $3,394,299, an other than temporary impairment of available-for-sale securities of $1,042,470, depreciation and amortization expense of $503,578, bad debt expense of $193,752 and a deferred tax benefit of $2,654,946.  These adjustments were offset in large part by an increase in accounts receivable of $14,704,746, due to the substantial growth in our revenues.   This decrease in cash flows from operations was offset by increases in accounts payable of $5,645,429, accrued expenses of $2,843,387, and income taxes payable of $515,306.  The increase in accounts payable, accrued expenses and income taxes payable are primarily a result of the growth in our business, the increase in our headcount and the Company generating taxable income for the first time in 2009.

Index

Net cash used in investing activities during the year ended December 31, 2010 totaled $2,051,859 and resulted primarily from a $796,998 increase in restricted cash (utilized to secure a letter of credit and a credit line with a vendor), the purchase of a short-term investment in the form of a certificate of deposit in the amount of $498,132, and $804,818 used for purchases of property and equipment, which were necessary as we continue to build out our technology infrastructure and deploy OSM.

Net cash used in investing activities during the year ended December 31, 2009 totaled $181,384 and resulted primarily from $215,777 of purchases of property and equipment.

Net cash provided by financing activities during the year ended December 31, 2010 was $4,526,610 and resulted primarily from proceeds of $8,500,000 received under the new Silicon Valley Bank (“SVB”) line of credit and proceeds of $618,624 received from the exercise of stock options and warrants.  These increases to cash flows from financing activities were offset by net repayments of $4,208,667 under the former Crestmark Commercial Capital Lending, LLC (“Crestmark”) line of credit and $192,306 of payments made on the capitalized leases for property and equipment acquired.

Net cash provided by financing activities during the year ended December 31, 2009 was $16,001,281 and resulted primarily from net proceeds of $13,776,670 from sales of common stock and warrants and net proceeds of $1,657,947 received under our former Crestmark line of credit.  These increases to cash flows from financing activities were offset primarily by the repayment of $400,000 of notes payable and $10,615 of payments made on capitalized leases for property and equipment acquired.

During year ended December 31, 2010, we acquired $83,070 in capital assets, including through conventional capital leases and $1,107,838 through leasehold improvements provided by a landlord and accounted for as deferred rent.  These additions further enhance the features and scale of our technology assets, which are necessary to support both the realization of growth objectives as well as to advance interclick’s present competitive position.  For the year ended December 31, 2011, we expect to acquire approximately $3,000,000 in additional capital assets, a portion of which will likely be financed through capital leases.

On September 10, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB.  Under the Loan Agreement, SVB has committed to make advances to the Company in an aggregate amount up to $15,000,000, subject to the availability of eligible accounts receivable.  The Loan Agreement has a two-tier borrowing system.  Under the first tier, which applies if the Company’s Adjusted Quick Ratio (“AQR”) (as defined) is at least 1.25 to 1.0, the Company may request an advance based on eligible accounts receivable on an aggregate basis.  Under the second tier, which applies if the Company’s AQR is less than 1.25 to 1.0, advances will be based on specific invoices.  Repayment of advances under the second tier are due and payable on the earliest of (i) the date on which payment is received of the accounts receivable with respect to which the advance was made (the “Financed Receivable”), (ii) the date on which the Financed Receivable is no longer eligible for an advance, (iii) the date on which any adjustment is asserted against the Financed Receivable, (iv) the date on which there is a breach of any representation, warranty or covenant in the Loan Agreement or, (v) 728 days from the effective date of the Loan Agreement.  Advances under both tiers bear interest at a rate per annum equal to SVB’s prime rate (4.00% at December 31, 2010) plus 2.5%.  In addition, advances under the second tier incur a monthly handling fee of 0.15% of each Financed Receivable.  All accrued and unpaid interest and handling fees are payable on a monthly basis.  The line of credit requires no unused line fee, monthly monitoring fee, or minimum interest charge and expires on September 10, 2012 (the “Maturity Date”).  In the event the Loan Agreement is terminated, by SVB for cause or by the Company, prior to the Maturity Date the Company shall pay a termination fee to SVB equal to $300,000 if terminated prior to September 10, 2011 and $150,000 if terminated after September 10, 2011.  All borrowings under the Loan Agreement in 2010 were made under the first tier borrowing provisions.

The Loan Agreement is secured by a first priority perfected security interest in substantially all of the Company’s assets.  The Loan Agreement contains affirmative covenants that, among other things, require the Company to deliver to SVB specified financial information on an annual and monthly basis and to maintain an AQR of no less than 1.0 to 1.0.  The Loan Agreement also contains negative covenants that limit the Company’s ability to (or to permit any subsidiaries to), subject to certain exceptions and limitations, merge with or acquire other companies, create liens on its property, incur debt obligations, enter into transactions with affiliates, except on an arm’s length basis, dispose of property or issue dividends or make distributions.  Any failure by the Company to comply with these covenants and any other obligations under the Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.  The Company was in compliance with all covenants as of December 31, 2010.

Index

As of December 31, 2010, the balance outstanding on the SVB line of credit was $8,500,000.  As of December 31, 2010, the Company had $6,500,000 of borrowing capacity available under the SVB line of credit based on the availability of eligible accounts receivable.

On November 13, 2008, the Company entered into a line of credit, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark  to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (subsequently increased to $4.5 million on February 3, 2009, to $5.5 million on April 30, 2009, and to $7.0 million on September 2, 2009), which would represent gross financed accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark line of credit had an interest rate equal to prime plus 1.0% and was secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares.  In addition, the Company paid a monthly fee (initially 0.575% and decreased to 0.375% on September 2, 2009) per 30 days on each financed invoice amount until the invoice was paid.  The Crestmark line of credit was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and effective May 12, 2010, either the Company or Crestmark may terminate the Agreement with 60 days prior written notice to the other party without being subject to any early termination fee.  On July 12, 2010, the Company provided Crestmark with notification of termination of the Agreement, which effective September 10, 2010.

As of December 31, 2010, the Company has repaid all outstanding amounts owed by the Company to Crestmark under the Agreement and Crestmark has terminated its security interest in the Company’s assets.

As of December 31, 2010, the Company has an outstanding standby letter of credit in the amount of $294,700 for the benefit of the landlord of the Company’s New York office facilities.  This letter of credit is secured by a certificate of deposit, which at December 31, 2010 is classified as restricted cash, a non-current asset.

At December 31, 2010, interclick had working capital of $25,195,244 including $12,450,650 in cash and cash equivalents,  $498,132 in short-term investments, and $500,388 in near-term restricted cash.  interclick’s working capital is impacted by the seasonal nature of its business, whereby revenue and receivables are typically weakest in the first quarter and strongest in the fourth quarter.  As of March 11, 2011, interclick had approximately $12,536,000 of cash and cash equivalents and $797,000 in total restricted cash.  Due to this cash position, full use of the line of credit has recently not been necessary.  As our business has grown, interclick has delivered positive EBITDA for the last nine quarters. We discuss this non-GAAP financial measure and its limitations under Company Overview above.  interclick continues to expand and had year-over-year revenue growth in each quarter of 2010 and 2009.  Management anticipates that revenues will continue to increase for the foreseeable future.   For all of these reasons, interclick expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

Related Party Transactions

No related party transactions had a material impact on our operating results.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others.

Index

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

Allowance for Doubtful Accounts

Management is particularly attentive to the length of accounts receivable collection cycles and the related possibility of an increase in bad debts.    Management continuously monitors the credit worthiness of our customers and the aging of accounts receivable to identify accounts receivable balances which may be deemed uncollectible and to establish an appropriate allowance based upon historical collection and write-off experience.  The Company’s bad debt reserve was $563,512, or approximately 1.25% of gross accounts receivable as of December 31, 2010, as compared to $383,188, or 1.7% of gross accounts receivable, as of December 31, 2009.

Revenue Recognition

Revenues consist of amounts charged to customers, net of discounts, credits and amounts paid for serving advertising impressions, click-throughs or other actions placed on our publisher vendor’s websites.  The Company’s revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable.  Additionally, the Company recognizes revenue as a principal on a gross basis.

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the fees are fixed or determinable, (iii) no significant Company obligations remain, and (iv) collection of the related receivable is reasonably assured.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimated rate, stock-based compensation expense is adjusted accordingly.

Impairment of Marketable Securities

We periodically review our available-for-sale securities for impairment.  If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period, and our intent to sell.  If any impairment is considered other-than-temporary, we will write down the asset to its fair value and take a corresponding charge to our consolidated statements of operations.  For the years ended December 31, 2010 and 2009, we recorded other-than-temporary impairments on our investment in OPMG of $584,618 and $1,042,470, respectively, due to management’s evaluation of the decline in the value of OPMG’s stock, coupled with a lack of trading volume in the shares.

Index

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

Companies engaging in online advertising, commerce and related businesses face uncertainty related to future government regulation of the Internet.  Due to the rapid growth and widespread use of the Internet, federal and state governments are enacting and considering various laws and regulations relating to the Internet.  Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear.  Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.  Additionally, our third party data suppliers may be adversely affected by any new or existing laws. The application of these statutes and others to the Internet advertising industry is not entirely settled.  Further, several existing and proposed federal laws could have an impact on our business and our third party publisher websites or data suppliers’ business.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services.  We may also be subject to costs and liabilities with respect to privacy issues.  Several Internet companies have incurred costs and paid penalties for violating their privacy policies.  Further, it is anticipated that new legislation may be adopted by federal and state governments with respect to user privacy.  Additionally, foreign governments may pass laws which could negatively impact our business or may prosecute us for our products and services based upon existing laws.  The restrictions imposed by and cost of complying with, current and possible future laws and regulations related to our business could harm our business and operating results. Further, any such laws that affect our third party data or publisher websites suppliers could indirectly harm our business and operating results.

Index

If we are subject to legal claims, and/or government enforcement actions and held liable for our or our customers’ failure to comply with federal, state and foreign laws, regulations or policies governing consumer privacy, it could materially harm our business and damage our reputation.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices.  Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to the advertising agencies and advertisers we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability.  Recently, class action lawsuits have been filed alleging violations of privacy laws by advertising networks and Internet service providers.   Our failure to comply with federal, state or foreign laws could result in liability and materially harm our business.

In addition to government activity, privacy advocacy groups and the technology and direct marketing industries are considering various new, additional or different self-regulatory standards.  This focus, and any legislation, regulations or standards promulgated, may impact us adversely.  Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our customers and us.  Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these proposed laws or regulations may have on our business.  However, if the gathering of targeting information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

Third parties have and may continue to bring class action lawsuits against us relating to online privacy and data collection.  On or about December 8, 2010, plaintiff Sonal Bose commenced a putative class action in the United States District Court for the Southern District of New York alleging that interclick engaged in demographic profiling of internet users for advertising purposes, and that such alleged conduct violates laws relating to electronic privacy and computer use. The plaintiff seeks compensatory damages, statutory damages, restitution, punitive damages, litigation expenses and attorneys’ fees, all in unspecified amounts.  The plaintiff also seeks injunctive and declaratory relief. We believe that the allegations are wholly without merit and intend to vigorously defend its technology and practices. See “Item 3 – Legal Proceedings” above for more detail.

We disclose our information collection and dissemination policies, and we may be subject to claims if we act or are perceived to act inconsistently with these published policies.  Any claims or inquiries could be costly and divert management's attention, and the outcome of such claims could harm our reputation and our business.

Our customers and publisher and data suppliers are also subject to various federal and state laws concerning the collection and use of information regarding individuals, as well as other laws that govern the collection and use of consumer credit information.  We can make no assurances that our customers and suppliers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies.  We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

If the technology that we currently use to target the delivery of online advertisements and to prevent fraud on our network is restricted or becomes subject to regulation, our expenses could increase and we could lose customers or advertising inventory.

The FTC and Department of Commerce has issued guidelines recommending that Internet advertising firms that engage in audience targeting implement industry-wide self-regulation in order to protect the privacy of consumers who use the Internet.  In December 2010, the FTC issued a preliminary staff report that proposes a framework to balance the privacy interests of consumers with innovation that relies on consumer information to develop beneficial new products and services, and suggests the implementation of a “do not track” mechanism so consumers can choose whether the collection of data regarding their online searching and browsing activities.  If, notwithstanding these reports, the government and / or industry associations were in the future to issue regulations, such as a “do not track” list and blocking, or targeting opt-out mechanisms, it may adversely affect what we perceive to be a competitive advantage.  This could increase our costs and reduce our future revenues.

Index

If we cannot manage our growth effectively, we may not maintain profitability.

Businesses which grow rapidly often have difficulty managing their growth.  If our business continues to grow as rapidly as we have since August 2007, and as we anticipate, we will need to expand our organization by continuing to recruit and employ experienced executives and key employees capable of providing the necessary support and leadership.

We can make no assurances that our management will be able to manage our growth effectively or successfully.  Our failure to meet these challenges could cause us to lose money, which will reduce our stock price.

Because of lingering effects of the global economic recession, our customers may delay in paying us or not pay us at all.  This would have a material and adverse effect on our future operating results and financial condition.

One of the lingering effects of the global economic recession is that businesses are tending to maintain their cash resources and delay in paying their creditors whenever possible.  As a trade creditor, we lack leverage unlike secured lenders and providers of essential services.  Should the economy further deteriorate, we may find that either agencies, advertisers, or both may delay in paying us.  Additionally, we may find that advertisers will reduce Internet advertising which would reduce our future revenues.  These events would result in a number of adverse effects upon us including increasing our borrowing costs, reducing our gross profit margins, reducing our ability to borrow under our line of credit, and reducing our ability to grow our business.  These events would have a material and adverse effect upon us.

We face intense competition and if we cannot successfully compete with them it will have a negative impact on our results of operations.

Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers, and they can use their experience and resources against us in a variety of competitive ways, including by making strategic acquisitions, investing aggressively in research and development, and competing aggressively for customers and publishers. Emerging start-ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We expect that as our business continues to grow we will need additional working capital. In addition to the proceeds we received from our 2009 registered public offering, we have available a $15,000,000 line of credit with a commercial lender.  We have the right to terminate the line of credit with three (3) days prior written notice to the lender, and the lender can terminate the line of credit due to a default by us under the provisions of the line of credit.  Both instances of termination subject us to any early termination fee.   As of March 11, 2011, neither party has informed the other one of their intent to terminate the agreement.   We may be adversely affected in our ability to replace this line of credit or increase the amount we can borrow.  The slowdown in the global economy and the tightening of the credit markets may adversely affect our ability to raise capital.  If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly.  These factors would have a material and adverse effect on our future operating results and our financial condition.

Even if we secure additional working capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.  Any future equity capital financings will dilute existing shareholders.  In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.  We cannot provide any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Index

If we fail to manage our supply of display advertising impressions (also referred to as “publishing inventory”) and third party data arrangements effectively, our profit margins could decline and should we fail to acquire additional publishing inventory our growth could be impeded.

Our success depends in part on our ability to effectively manage our existing publishing inventory and third party data arrangements.  Our publishers are not bound by long-term contracts that ensure us a consistent supply of display advertising space, which we refer to as inventory.  In addition, publishers can change the amount of inventory they make available to us at any time.  If a publisher decides not to make publishing inventory from its websites available to us, or if the quality of a publisher’s inventory declines, we may not be able to replace this inventory with that from other publishers with comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests, thus resulting in a potential loss of revenues.  Additionally, if a third-party data provider stopped offering their data to us, or if the quality of proprietary data declines, we may not be able to replace this data with another data provider of equal or better effectiveness.  Our ability to maintain our existing data arrangements, as well as attract new data suppliers, will depend on various factors, some of which are beyond our control.

We expect that our advertiser customers’ requirements will become more sophisticated as the Internet continues to mature as an advertising medium.  If we fail to manage our existing publisher inventory and third party data effectively to meet our advertiser customers’ changing requirements, our revenues could decline.  Our growth depends in large part on our ability to expand our publisher inventory and third party data.  To attract new customers, we must maintain a consistent supply of attractive publisher inventory and third party data.  We intend to expand our inventory and third party data by selectively adding to our network quality publishers and third party data suppliers.  Our ability both to retain current as well as to attract new publishers and data providers to our network will depend on various factors, some of which are beyond our control.  These factors include, but are not limited to, our ability to introduce new and innovative services, our efficiency in managing our existing publisher inventory and our pricing practices.  We can make no assurances that the size of our publisher inventory and data supply will increase or remain constant in the future.

If advertising on the Internet loses its appeal, our revenue could decline.

Our business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Internet increases; companies may prefer other forms of Internet advertising we currently do not offer, including certain forms of search, and mobile advertising placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising and regulatory and self-regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability.  If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

Our revenues, operating results and valuations of certain assets and liabilities may vary significantly from quarter-to quarter-due to a variety of factors, many of which are beyond our control.   Period-to-period comparisons of our results of operations should not be relied on as an indication of our future performance.  Our results of operations may fall below the expectations of market analysts and our own forecasts.  If this happens, the market price of our common stock may fall significantly.  The factors that may affect our quarterly operating results and valuations of certain assets and liabilities include the following:

•	fluctuations in demand for our advertising solutions or changes in customer contracts;
•	fluctuations in the amount of available advertising space on our network;
•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;
•	the impact of our increases in headcount to meet expected increases in revenue;
•	fluctuations in our average ad rates (i.e., the amount of advertising sold at higher rates rather than lower rates);
•	fluctuations in the cost of online advertising and in the cost and/or amount of data available for audience targeting campaigns;
•	seasonal patterns in Internet advertisers’ spending;
•	worsening economic conditions which cause advertisers to reduce Internet spending and consumers to reduce their purchases;

Index

•	increases in our investment in new technology and service offerings;
•	changes in the regulatory environment, including regulation of advertising or the Internet, that may negatively impact our marketing practices;
•
the timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	any changes we make in our Critical Accounting Estimates described in Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•
the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and

•	costs related to acquisitions of technologies or businesses.

Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns.  Any decline in the economic prospects of advertisers or the economy generally may alter advertisers’ current or prospective spending priorities, or may increase the time it takes us to close sales with agencies, and could materially and adversely affect our business, results of operations and financial condition.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. In particular, Michael Katz, President and Chief Executive Officer, Roger Clark, Chief Financial Officer, Andrew Katz, Chief Technology Officer, Jason Lynn, Chief Strategy Officer, and Dave Myers, Executive Vice President of Operations are important to the management of our business and operations and the development of our strategic direction.  The loss of the services of Messrs. Michael Katz, Andrew Katz, Clark, Lynn and Myers and the process to replace any of them would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. In addition, our compensation arrangements, such as our incentive and equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

In addition, we believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

If we make acquisitions, it could divert management’s attention, cause ownership dilution to our shareholders and be difficult to integrate.

Following our acquisition of Desktop in August 2007, we have grown rapidly.  We expect to continue to evaluate and consider future acquisitions.  Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, personnel, services, technologies, and corporate culture of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers.  Acquisitions may not be successful, which can have a number of adverse effects upon us including adverse financial effects and may seriously disrupt our management’s time.  The integration of acquired operations, products and personnel may place a significant burden on management and our internal resources.  The diversion of management’s attention and any difficulties encountered in the integration process could adversely affect our business.

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

Index

We rely on a combination of trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.  Third-party software providers could copy or otherwise obtain and use our technologies without authorization or develop similar technologies independently, which may infringe upon our proprietary rights.  We may not be able to detect infringement and may lose competitive position in the market before we do so.  In addition, competitors may design around our technologies or develop competing technologies.  Intellectual property protection may also be unavailable or limited in some foreign countries.

We generally enter into confidentiality or license agreements with our employees, consultants, vendors, customers, and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information.  Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our products, services or technologies.  Our precautions may not prevent misappropriation of our products, services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

If we become involved in lawsuits relating to our intellectual property rights, it could be expensive and time consuming, and an adverse result could result in significant damages and/or force us to make changes to our business.

We rely on trade secrets to protect our intellectual property rights. If we are sued by a third party which alleges we are violating its intellectual property rights or if we sue a third party for violating our rights, intellectual property litigation is very expensive and can divert our limited resources.  We may not prevail in any litigation.  An adverse determination of any litigation brought by us or against us could materially and adversely affect our future results of operations by either reducing future revenues or increasing future costs.  Additionally, an adverse award of money damages could affect our financial condition.

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

If we are not able to respond to the rapid technological change characteristics of our industry, our services may not be competitive.

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

Our success depends on the continuing and uninterrupted performance of our computer systems. System failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors’ responses to advertisements, could reduce significantly the attractiveness of our solutions to advertisers and publishers.  Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations.  Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages and malicious or accidental human acts.  Any of the above factors could substantially harm our business resulting in increased costs.  Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers.  Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data, render us unable to provide services to our customers, and expose us to material risk of loss or litigation and liability.  If we fail to address these issues in a timely manner, they could materially damage our reputation and business, causing our revenues to decline.

Index

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

Because a portion of our third-party servers are located in Northern California, in the event of an earthquake our operations could be adversely affected.

We have servers located in Northern California, which are housed at a third-party data center which will be opening in the first half of 2011.  Because Northern California is in an earthquake-sensitive area, we are susceptible to the risk of damage to our servers.  This damage can interrupt our ability to provide services.  If damage caused to our servers were to cause them to be inoperable for any amount of time, we would be forced rely solely on our servers located in the Washington DC area.  We are not insured against any losses or expenses that arise from a disruption or any short-term outages to our business due to earthquakes.

Since we rely on third-party co-location providers, a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party co-location providers to host our main servers.  In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves.  If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves.  We may also be limited in our remedies against these providers in the event of a failure of service. In the past, short-term outages have occurred in the service maintained by co-location providers which could recur.  In the first quarter of 2010, we added a fully-redundant co-location facility in the Washington D.C. area to mitigate the single point of failure risk. Additionally in the fourth quarter of 2010 we closed our co-location facility in the Miami area and will be opening a new co-location facility in San Jose, CA in the first half of 2011.  We also rely on third-party providers for components of our technology platform.  A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

 If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud and the misappropriation of the assets of the Company. Any inability to provide reliable financial reports or to prevent fraud could harm our business.  The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting.  We have determined that our internal control over financial reporting was effective as of December 31, 2010 (See Item 9A of this filing for Management’s Report on Internal Control Over Financial Reporting).  In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls.  If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports.  We can make no absolute assurances that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective.  If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

Index

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Actual or anticipated variations in our quarterly results of operations;

•	Our failure to meet financial analysts’ performance expectations;

•	Our failure to meet or exceed our own publicly-disclosed forecasts;

•	Our failure to achieve and maintain profitability;

•	Short selling activities;

•	The loss of major advertisers, publishers or data providers;

•	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

•	The departure of key personnel;

•	Regulatory and self-regulatory developments;

•	Changes in market valuations of similar companies; or

•	The sale of a large amount of common stock by shareholders owning large positions.

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

As of March 11, 2011, we had outstanding 24,108,943 shares of common stock of which our directors and executive officers own 1,464,788 shares that are subject to the limitations of Rule 144 under the Securities Act of 1933, or the Securities Act.  All of the remaining outstanding shares are freely tradable. The restricted shares, not held by our directors or executive officers, will be eligible for sale under Rule 144 on various dates through September 2011.

In general, Rule 144 provides that any non-affiliate of ours, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our filings with the Securities and Exchange Commission, or the SEC.

An affiliate of ours may sell after six months with the following restrictions:

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

Index

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

We have not and do not anticipate paying any dividends on our common stock.

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan.  Investors should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders.

Our certificate of incorporation authorize the issuance of preferred shares which may be issued with dividend, liquidation, voting and redemption rights senior to our common stock without prior approval by the stockholders. The preferred stock may be issued for such consideration as may be fixed from time-to-time by the Board of Directors. The Board of Directors may issue such shares of preferred stock in one or more series, with such designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution of resolutions.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our Company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-32.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Index

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and, (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective at timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Annual Report on Form 10-K.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempts smaller reporting companies.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.

Name	Age	Position
Michael Brauser	55	Co-Chairman
Barry Honig	39	Co-Chairman
Brett Cravatt	37	Director
David Hills	55	Director
Frank Cotroneo	52	Director
William Wise	39	Director
Michael Mathews	49	Director
Michael Katz	32	Chief Executive Officer and Director
Roger Clark	42	Chief Financial Officer, Treasurer and Secretary
Andrew Katz	30	Chief Technology Officer
Jason Lynn	38	Chief Strategy Officer
Dave Myers	41	Executive Vice President, Operations

Director Biographies

Michael Brauser has served as Co-Chairman since August 2007.    Mr. Brauser has been the manager of Marlin Capital Partners, LLC, a private investment company, since 2003.  From 1999 through 2002, he served as President and Chief Executive Officer of Naviant, Inc. (eDirect, Inc.), an Internet marketing company.  He also was the founder of Seisant Inc. (eData.com, Inc.).  Between May 2010 and March 2011, Mr. Brauser served on the Board of Directors of Chromadex Corp., a publicly-traded developer of phytochemical and botanical reference standards.  Between October 2005 and November 2006, he served as Chairman of the Board of Directors of SendTec, Inc., a publicly-traded customer acquisition ad agency. Mr. Brauser was selected as a director due to his significant experience in the Internet industry as well as his extensive business and management expertise from his background as an executive officer of a number of public companies.  Mr. Brauser has extensive knowledge of Internet marketing companies, accounting and finance expertise.  He also is a large shareholder.

Barry Honig has served as Co-Chairman since August 2007. Since January 2004, Mr. Honig has been the President of GRQ Consultants, an investor and consultant to early stage companies. He also serves on the board of The Empire Sports and Entertainment Holdings Co., a publicly-traded promoter of entertainment and sports events.  Mr. Honig was selected to serve as a director on our Board due to his success as an investor, extensive knowledge of the capital markets, his judgment in assessing business strategies taking into account accompanying risks, and his knowledge of the marketing industry.

Brett Cravatt has served as a director since June 2009. Since 2006, Mr. Cravatt has been the Chief Executive Officer and founder of WebYES! LLC., an online media and marketing services company.  During this same time period, Mr. Cravatt co-founded and now serves as Chairman of Achieve Financial Services, one of the fastest growing general purpose reloadable debit card businesses. Prior to WebYES! and Achieve Financial Services, Mr. Cravatt served as the Chief Operating Officer and Chief Product Officer of Vendare Media, now part of Epic Advertising. Mr. Cravatt joined Vendare Media in March 2001 via the acquisition of SportSkill.com, a fantasy sports software company co-founded by Mr. Cravatt. Prior to SportSkill.com, Mr. Cravatt was a corporate securities attorney for Loeb & Loeb, LLP, where he handled various corporate matters for start-up companies and Fortune 1000 clients. Mr. Cravatt holds a Bachelor's degree in Political Science from U. C. Berkeley and a J. D. from Stanford Law School.  Mr. Cravatt was selected to serve as a director on our Board due to his valuable financial and legal expertise and his extensive experience with Internet marketing companies.

Index

David Hills has served as a director since July 2010.  Since January 2011, Mr. Hills is the Chief Executive Officer of Buzz Logic, a marketing services company.  Before joining BuzzLogic, from January 2008 to December 2010 Dave was a General Partner with KPG Ventures,  a venture capital firm specializing in seed-stage, consumer internet technology companies.  From November 2004 to July 2007, Dave was President, Chief Executive Officer and Director of LookSmart, Ltd, a publicly-traded online advertising and technology company.  From July 2003 to October 2004, Mr. Hills served as President, Media Solutions at 24/7 Real Media, a leading global digital marketing company which was acquired by WPP in 2007. From 1980 to 2001 he served in various sales leadership capacities culminating in the role of Chief Operating Officer and President of Sales at About, Inc., a network of topic-specific Web sites.  Mr. Hills was selected to serve as a director on our Board due to his extensive senior executive management and public company experience and his in-depth knowledge of the Internet marketing industry.

Frank Cotroneo has served as a director since July 2010 and currently serves as chairman of the Audit Committee.  Mr. Cotroneo is the Founder and Chief Executive Officer of Core Business Consulting, LLC, a consulting firm specializing in business strategy, leadership development, business process reengineering and financial management advisory services.  Mr. Cotroneo previously served as Chief Operating Officer and Chief Financial Officer of Net Spend Corporation, one of the largest providers of general purpose reloadable debit cards and related services in the US from 2008 to 2009.  He is the former Chief Financial Officer of Axciom Corporation; from 2006 to 2007, former CFO of H&R Block; from 2000 to 2003 and former CFO of MasterCard International; from 1996 to 2000.  Mr. Cotroneo was selected to serve as a director on our Board due to his extensive senior executive management experience and financial expertise.

William Wise has served as a director since January 2011.  Mr. Wise is the Chief Executive Officer of MediaBank, a leading operating system for the advertising industry.  Mr. Wise joined MediaBank from Yahoo, where he oversaw the Company’s advertising platforms business, including the Right Media Exchange and APT by Yahoo, Yahoo’s intelligent media planning and buying platform.  Prior to this role, Mr. Wise served as President of Right Media, before its acquisition by Yahoo. He has also held various executive positions with DoubleClick from 1997 to 2003.  Mr. Wise was selected to serve as a director on our Board due to his extensive knowledge of the Internet marketing industry and management expertise.

Michael Mathews has served as a director since August 2007, and was our Chief Executive Officer from June 2007 until January 2011. Mr. Mathews also serves on the board of 5to1, Inc. a publicly-traded publisher-controlled online advertising alliance.  Prior to interclick, from 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company. Mr. Mathews graduated from San Francisco State University with a degree in Marketing and holds a Masters in Business Administration from Golden Gate University. Mr. Mathews was selected to serve as a director on our Board due to his depth of knowledge of interclick, including its operations, its strategies, and his extensive knowledge of the Internet marketing industry.

Michael Katz has served as a director since August 2007, and has been our Chief Executive Officer since February 1, 2011.  Previously, Mr. Katz was our President since August 2007.  From 2003 until we acquired Desktop on August 31, 2007, Mr. Katz was the founder, Chief Executive Officer, and President of Desktop. Mr. Katz graduated from Syracuse University with a degree in Finance and Economics.  Mr. Katz was selected to serve as a director on our Board due to his depth of knowledge of interclick, including its operations, his extensive knowledge of the Internet marketing industry and his position as Chief Executive Officer of interclick.

Directorships

Except as otherwise reported above, none of our directors have held directorships in other reporting companies and registered investment companies at any time during the past five years.

Executive Officer Biographies

See Michael Katz’s biography above.

Roger Clark has served as our Chief Financial Officer since August 2009.  From 1994 until August 2009, Mr. Clark was an executive with IAC/InterActiveCorp. which operated more than 50 Internet businesses worldwide. From 2006 until 2009, Mr. Clark was Vice President, Finance at IAC Advertising Solutions and in 2009 served in the Office of the Chief Financial Officer at IAC Search & Media. From 2002 to 2006, Mr. Clark was the Vice President, Investor Relations and Finance at IAC/InterActiveCorp. Mr. Clark was an auditor with Ernst & Young, LLP from 1991 until 1994, and became a Certified Public Accountant in 1994; his current CPA status is not practicing.

Index

Andrew Katz has served as our Chief Technology Officer since August 2007. From 2004 until we acquired Desktop on August 31, 2007, Mr. Katz was the Chief Technology Officer of Desktop. From February 2004 until July 1, 2008, Mr. Katz also served as the Chief Executive Officer of mStyle, LLC. Prior to mStyle, he served as the Senior Software Engineer for Jenzabar, Inc.

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

Family Relationships

Michael Katz, our Chief Executive Officer and Director, is the brother of Andrew Katz, our Chief Technology Officer. Except for the foregoing, there are no other family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain legal Proceedings
To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Index

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

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation	Nominating

Michael Brauser	P		P	P
Barry Honig	P	P		P
Brett Cravatt	P	P	P	P
David Hills	P	P	P	P
Frank Cotroneo	P	P	P
William Wise	P	P	P	P
Michael Mathews
Michael Katz

Director Independence

Our Board has determined that Messrs. Cravatt, Brauser, Honig, Cotroneo, Hills and Wise are independent under the NASDAQ Stock Market Listing Rules.

Audit Committee

The Audit Committee’s primary role is to review our accounting policies and any issues which may arise in the course of the audit of our financial statements. The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters including internal and disclosure controls and Sarbanes-Oxley compliance. The members of the Audit Committee are Frank Cotroneo (Chairman), Brett Cravatt, Barry Honig, Dave Hills and Bill Wise. Our Board has determined that Messrs. Cravatt and Cotroneo are each qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002. The Board has determined that Messrs. Cravatt, Honig, Cotroneo, Hills and Wise are independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

Index

Compensation Committee

The function of the Compensation Committee is to review and recommend the compensation of benefits payable to our officers, review general policies relating to employee compensation and benefits and administer our various stock option plans. The members of the Compensation Committee are Messrs. Brauser, Cravatt, Cotroneo, Hills (Chairman) and Wise.

Nominating Committee

The purpose and responsibilities of the Nominating Committee include the identification of individuals qualified to become Board members, the selection or recommendation to the Board of nominees to stand for election as directors, the oversight of the evaluations of the Board and management, and review with the Board from time to time the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board, including issues of diversity, age, skills such as understanding of technology, finance and marketing. The members of the Nominating Committee are Messrs. Cravatt, Brauser (Chairman), Honig, Hills and Wise.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A request for a copy, free of charge, can be made in writing to interclick, inc., 11 West 19th Street, 10th Floor, New York, NY 10011 Attention: Mr. Roger Clark.

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

Board Assessment of Risk

Our risk management function is overseen by our Board.  Through our policies, our Code of Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect interclick, and how management addresses those risks.  Mr. Katz, a director and Chief Executive Officer, and Mr. Clark, our Chief Financial Officer, work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting interclick include our ability to continue increasing market share in an intensely competitive online advertising market, successfully execute  our business strategy and deploy a differentiated technology solution, and effectively raise sufficient capital as we scale our business. The Board focuses on these key risks and interfaces with management on seeking solutions.

Board Structure

Since we acquired Desktop in August 2007, our Board has separated the positions of Chairman of the Board and Chief Executive Officer.  Since that time, Messrs. Michael Brauser and Barry Honig have acted as our Co-Chairmen and Mr. Michael Mathews has acted as our Chief Executive Officer.  Separating these positions allows Mr. Katz to focus on our day-to-day business while allowing the Co-Chairmen of the Board to lead the Board in its fundamental role of providing advice to management and acting as an independent oversight of management.  Because of our rapid growth, we believe that this leadership structure is appropriate for us. While our Bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, the Board believes having these separate positions and having two independent outside directors serve as Co-Chairmen is the appropriate leadership structure for interclick at this time and demonstrates our commitment to good corporate governance.

Index

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board of Directors, shareholders may communicate with the Board by writing to interclick, inc., 11 West 19th Street, 10th Floor, New York, NY 10011 Attention: Mr. Roger Clark, or by facsimile (646) 395-1777. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Changes in Nominating Process

There are no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC.  Based on the information available to us during 2010, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for 2010 and 2009 to our Chief Executive Officer (principal executive officer) and the three other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

2010 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(1)	Non-Equity Incentive Plan Compensation ($)(g)(2)	Total ($)(j)
Michael Mathews (3) (4)	2010	532,500		-	-	177,500	710,000
Chief Executive Officer	2009	347,618	-	-	124,000	177,500	649,118
Michael Katz (5)	2010	300,000		-	-	150,000	450,000
President	2009	295,833	60,000	-	763,000	90,000	1,208,833
Andrew Katz	2010	268,182		-	-	136,125	404,307
Chief Technology Officer (6)	2009	243,750	-	56,250	545,000	123,750	968,750
Roger Clark	2010	235,274		-	-	125,000	360,274
Chief Financial Officer (7)	2009	89,732	66,575	37,400	785,000	45,925	1,024,632

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These rules also require prior year amounts to be recalculated in accordance with the rule.  These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

Index

(2)
Represents a cash bonus based on the satisfaction of a performance target of which the outcome was substantially uncertain to occur at the time it was established. Under SEC rules, when a cash bonus is substantially uncertain, the bonus is disclosed in this column.

(3)
On November 1, 2010 the Company and Mr. Michael Mathews entered into a Separation Agreement (the “Separation Agreement”).  In connection with the Separation Agreement, Mr. Mathews’ employment as the Chief Executive Officer of the Company terminated on January 31, 2011.

(4)	In connection with the Separation Agreement, Mr. Mathews received a payment of $177,500, which is equal to six months of his base annual salary.
(5)	On November 2, 2010, the Board of Directors unanimously approved the appointment of Michael Katz as Chief Executive Officer of the Company, effective February 1, 2011.
(6)	Includes 28,125 shares of restricted common stock which vesting terms were modified to provide for vesting each calendar quarter from semi-annually.
(7)	Mr. Roger Clark has been our Chief Financial Officer since August 7, 2009.

Named Executive Officer Compensation

Michael Mathews . Effective on June 28, 2007, we entered into an employment agreement with Michael Mathews, to serve as our Chief Executive Officer. In accordance with the employment agreement, Mr. Matthews was paid a base salary of: (i) $325,000 in his first year of employment, (ii) $340,000 in his second year of employment, and (iii) received $355,000 in his third year of employment and through the date of his separation from the Company, effective January 31, 2011.  For 2010, Mr. Mathews received a $177,500 bonus of which 50% was paid in August 2010 and the remaining 50% was paid in February 2011.  For 2009, Mr. Mathews received a $177,500 bonus, of which $149,167 was paid in February 2010.  Additionally, we agreed in 2007 to (i) pay his former employer $100,000, (ii) pay a $50,000 relocation fee and (iii) guarantee a $50,000 minimum bonus payment. Also in 2007, Mr. Mathews received 700,000 shares of vested founders stock and was granted 725,000 stock options vesting in quarterly increments over three years exercisable at $2.00 per share.  In February 2009, Mr. Mathews received 100,000 fully-vested stock options, exercisable at $1.52 per share.  On November 1, 2010, we entered into a Separation Agreement (the “Separation Agreement”) with Michael Mathews. Under the terms of the Separation Agreement, effective January 31, 2011, Mr. Mathews’ employment agreement was terminated and he  no longer serves as Chief Executive Officer of the Company.

Michael Katz . On August 31, 2007, we entered into an employment agreement with Michael Katz, to serve as our President. Under the agreement, Mr. Katz received an annual base salary of $250,000. In February 2009, Mr. Katz’s base salary was increased to $300,000. In January 2011, Mr. Katz’s base salary was increased to $400,000. In March 2011, the Board approved the issuance of 75,000 restricted shares to Mr. Katz under the 2007 Incentive Stock Award and Award Plan (the "Plan").  These shares shall vest in one-third installments over three years from the date of grant. Under his agreement, he also received a $75,000 signing bonus and a bonus based on pre-established performance milestones half payable in stock and half in cash. If the performance milestone is met, it shall equal 30% of his base salary for that year.  In March 2010, the Board approved an amendment to his agreement increasing the target bonus to 50%.  In the event that the Board and Mr. Katz are unable to agree on a mutually acceptable performance milestone, Mr. Katz will receive a guaranteed annual bonus for such fiscal year of not less than 15% of his base salary. In his sole discretion, Mr. Katz may elect to receive such annual bonus in capital stock at the basis determined by our Board.  For 2010, Mr. Katz received a $150,000 bonus, 50% of which was paid in August 2010 and the remaining 50% was paid in February 2011.  For 2009, Mr. Katz received a $150,000 bonus, of which $90,000 was paid in March 2010.  Additionally on August 31, 2007, Mr. Katz was granted 150,000 stock options vesting annually over a four year period exercisable at $2.00 per share and which are now fully vested. On June 5, 2009, Mr. Katz was granted 350,000 stock options vesting quarterly over four years beginning June 30, 2009, exercisable at $2.60 per share.  As of the date of this filing, Mr. Katz and the Company are negotiating in good faith a new multi-year employment agreement.

Andrew Katz . Effective March 3, 2008, we entered into an employment agreement with Mr. Andrew Katz, our Chief Technology Officer. The original term of his agreement expired on March 3, 2011 but automatically renewed for an additional one-year period.  Under the agreement Mr. Katz was paid a base salary of $225,000.  In March 2009, Mr. Katz’s salary was increased to $247,500.  In March 2010, Mr. Katz’s salary was increased to $272,250.  In January 2011, Mr. Katz’s salary was increased to $285,000.  In March 2011, the Board approved the issuance of 30,000 restricted shares to Mr. Katz under the Plan. These shares shall vest in one-third installments over three years from the date of grant. Under his agreement, he is entitled to receive a bonus based on pre-established performance milestones of which at least half would be payable in cash and the remainder in interclick stock. If the performance milestone is met, it shall equal 50% of his base salary for that year. For 2008, Mr. Katz received a cash bonus of $56,250 paid in 2009 and 28,125 shares of restricted stock to vest semi-annually over four years.  On October 14, 2009, we agreed to modify the vesting of these shares from vesting semi-annually to vesting each calendar quarter.  For 2009, Mr. Katz received a $123,750 bonus which was paid in February 2010. For 2010, Mr. Katz received a $136,125 bonus, 50% of which was paid in August 2010 and the remaining 50% was paid in February 2011.  Mr. Katz was granted 50,000 stock options exercisable at $2.00 per share vesting annually over four years beginning September 21, 2008.  In 2008, Mr. Katz was granted 100,000 stock options exercisable at $5.90 per share vesting annually over four years beginning March 3, 2009. On September 24, 2008, these options were repriced at $2.62 per share. On June 5, 2009, Mr. Katz was granted 250,000 stock options vesting quarterly over four years beginning June 30, 2009, exercisable at $2.60 per share.  As of the date of this filing, Mr. Katz and the Company are negotiating in good faith a new multi-year employment agreement.

Index

Roger Clark . Effective August 7, 2009, we entered into a three-year employment agreement with Roger Clark, to serve as our Chief Financial Officer.  Mr. Clark received a $225,000 base salary in his first year of employment and will receive at least a 10% increase each year thereafter. In August 2010 the Board of Directors approved an increase in Mr. Clark’s base salary to $250,000. In March 2011, the Board approved the issuance of 40,000 restricted shares to Mr. Clark under the Plan. These shares shall vest in one-third installments over three years from the date of grant. In addition to a base salary, Mr. Clark is eligible to receive an annual bonus based upon the achievement of pre-established annual individual and interclick performance goals. If the performance goals are met, Mr. Clark’s bonus will be equal to 50% of his base salary for the year the milestone is met and may be paid in any combination of cash and interclick stock that Mr. Clark determines.  For 2010, Mr. Clark received a $125,000 bonus, of which 50% was paid in August 2010 and the remaining 50% was paid in February 2011. For 2009, Mr. Clark received a $112,500 bonus, of which $25,000 was paid in September 2009, and $87,500 was paid in March 2010.  Mr. Clark also received 10,000 shares of common stock which vested six months after commencing employment.  Mr. Clark was granted 250,000 stock options vesting in quarterly increments over three years beginning September 30, 2009, exercisable at $3.20 per share.

As previously outlined, the Company’s employment agreements with Mssrs. Mathews, Michael Katz, Andrew Katz, and Clark (collectively, the Named Executive Officers) provide for payment of a bonus based on performance goals or financial measures determined by the Company’s Board of Directors,  subject to the terms of the agreements.  The Board previously adopted annual milestones for the Company under which bonuses for fiscal year 2010 would be paid to the Named Executive Officers.

The Board of Directors on August 4, 2010 awarded mid-year bonuses equal to one-half of the bonus amount that the Named Executive Officers would have earned if the full year milestones were met prior to meeting the previously established milestones on the basis of the Company’s mid-year performance.  As a condition to receipt of the mid-year bonus, each of the Named Executive Officers entered into a clawback agreement under which the Named Executive Officer will be required to repay the bonuses to the Company within ninety (90) days of notice from the Company that the Company issues a restatement within 2 years as a result of which the Company reports revised financial results in which the annual milestone is not met.

Termination Provisions

The table below describes the severance payments that our Named Executive Officers (with the exception of Mr. Mathews, whose employment with the Company terminated on January 31, 2011) are entitled to in connection with a termination of their employment upon death, disability, without cause, for Good Reason, change of control and the non-renewal of their employment at the discretion of interclick.  All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

	Roger Clark	Michael Katz	Andrew Katz

Death	None	12 months base salary	None
Total Disability	None	12 months base salary	None
Dismissal Without Cause	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement and all stock options or shares of restricted stock immediately vest	The greater of 12 months base salary or the reminder of the base salary due under the employment agreement	Six months base salary
Resignation for Good Reason (1)	12 months base salary and all stock options or shares of restricted stock scheduled to vest within one year immediately vest	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement	Six months base salary
Change of Control	All stock options and restricted stock immediately vest	All stock options and restricted stock immediately vest	None
Expiration of Initial Term and interclick does not renew	None	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement	None

Index

(1)
Generally, Good Reason in the above agreements include the material diminution of the executives’ duties, any material reduction in base salary without consent, the relocation of the geographical location where the executive performs services or any other action that constitutes a material breach by interclick under the employment agreements.

Outstanding Equity Awards at 2010 Fiscal Year-End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of December 31, 2010:

	OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)

Michael Mathews	725,000	-		2.00	8/28/12
	125,000	-		2.00	10/12/12
	100,000	-		1.52	2/6/14

Michael Katz	150,000	-		2.00	8/31/12
	153,125	196,875	(1)	2.60	6/5/14

Andrew Katz	37,500	12,500	(2)	2.00	9/21/12
	66,667	33,333	(3)	2.62	9/24/13
	109,375	140,625	(1)	2.60	6/5/14
						14,064	(5)	75,524	(5)

Roger Clark	125,000	125,000	(4)	3.20	8/7/14

Index

(1)
These options vest quarterly over a four year period. The remaining options vest on March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013.

(2)	These options vest annually over a four year period. The remaining options vest on September 21, 2011.
(3)	These options vest annually over a three year period. During 2008, these options were repriced from $5.90 to $2.62. The remaining options vest on September 24, 2011.
(4)	These options vest quarterly over a three year period and the remaining vesting dates are March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012
(5)
These shares vest quarterly over a four year period and the remaining vesting dates are March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012. The market value was calculated based on the product of the December 31, 2010 closing price of $5.37 and the number of shares remaining unvested at December 31, 2010.

Equity Compensation Plan Information

Our Board has adopted the 2007 Stock Incentive Plan (the “Equity Plan”) and the 2007 Incentive Stock and Award Plan (the “Incentive Plan) (collectively, the “Plans”).  The Equity Plan reserves 2,250,000 and the Incentive Plan provides for the grant of up to 4,512,500 stock options or shares of common stock to directors, officers, consultants, advisors or employees of interclick.    As of March 11, 2011, there were 986,359 shares available for grant under the Plans.

2010 Director Compensation

In 2010 our non-employee directors received $26,000 per year which was paid in equal installments each calendar quarter.  Directors who are employed by interclick are not compensated for their service on the Board.  Therefore, this table does not include Michael Mathews and Michael Katz.  The following table reflects compensation paid to the non-employee members of the Board for 2010 service:

Name (a)	Fees ($) (1)	Option Awards ($) (2)

Michael Brauser	26,000
Brett Cravatt	26,000
Barry Honig	26,000
Frank Cotroneo	13,000	118,000
Dave Hills	13,000	118,000

(1)	The amounts in this column represent cash paid to non-employee directors.
(2)
Represents 50,000 5-year options to purchase common stock exercisable at $2.36 per share granted for joining the Board for 2010.  The options vest in equal annual increments over a three year period with the first vesting date being July 7, 2011

Beginning in 2011 our non-employee directors will receive $25,000 per year which will be paid in equal installments each calendar month.  Directors who are employed by interclick are not compensated for their service on the Board.

Index

In addition, non-employee members of our Board are compensated as follows for committee participation, committee chairmanships, and board attendance:

Fee
($)
Board Member	25,000
Committee Member	2,500
Vice Chairman	12,500
Audit Committee Chairman	12,500
Compensation Committee Chairman	10,000
Nominating Committee Chairman	10,000
Board Meeting - In Person*	750
Board Meeting - By Phone	250
Committee Meeting - In Person*	750
Committee Meeting - By Phone	250

* Plus reasonable travel expenses

In addition to the foregoing, in March 2011 the Board approved a grant of options to purchase 55,000 shares of the Company’s common stock under the Plan to each of Frank Cotroneo and David Hills, both of whom are non-employee directors.  These options (i) have an exercise price equivalent to the closing price per share of the Company’s common stock on the date before the date of grant, and (ii) vest in one-third installments over three years from the date of grant.

In March 2011, the Board also approved the grant of restricted shares (the “Shares”) of the Company under the Plan to the following directors in the following amounts:

Grantee	Number of Shares
Michael Brauser	40,000
Barry Honig	40,000
Brett Cravatt	12,500
Frank Cotroneo	10,000
Dave Hills	10,000
Bill Wise	50,000
Michael Mathews	10,000
Michael Katz	75,000

The Shares shall vest in one-third installments over three years from the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 11, 2011 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director (iii) our Named Executive Officers, and (iv) our executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Directors and Executive Officers:

Common Stock	Michael Katz 11 West 19th Street, 10th Floor New York, NY 10011 (2)(3)(4)	1,082,500	4.4%
Common Stock	Andrew Katz
	4800 T-Rex Avenue Ste. 120 Boca Raton, FL 33431 (2)(5)	271,792	1.1%
Common Stock	Roger Clark
	11 West 19th Street, 10th Floor New York, NY 10011(2)(6)	162,833	*
Common Stock	Michael Brauser 595 S. Federal Hwy., Suite 600 Boca Raton, FL 33432 (3)(7)	432,500	1.8%
Common Stock	Barry Honig 595 S. Federal Hwy., Suite 600 Boca Raton, FL 33432 (3)(8)	62,500	*
Common Stock	Brett Cravatt 324 Bayview Drive Hermosa Beach, CA 90254 (3)(9)	75,000	*
Common Stock	Michael Mathews 224 West 30th Street, Suite 604 New York, NY 10001 (2)(3)(10)	1,185,000	4.7%

Index

Common Stock	Frank Cotroneo 11709 High Drive Leawood, KS 66211 (3)	-	*
Common Stock	Dave Hills 425 Brannan Street San Francisco, CA 94107 (3)	-	*
Common Stock	Bill Wise 65 Circle Avenue Larchmont, NY 10538 (3)	-	*
Common Stock	All directors and executive officers as a group (12 persons)	3,560,621	13.6%
5% Shareholders:
Common Stock	Gerald Unterman 610 Park Avenue, Apt. 16A New York, NY 10065 (11) (12)	2,128,250	8.7%
Common Stock	Penn Capital Management 3 Crescent Drive, Suite 400 Philadelphia, PA 19112 (12)	1,678,864	7.0%
Common Stock	Palo Alto Investors 470 University Avenue Palo Alto, CA 94301 (12)	1,537,772	6.4%
Common Stock	Wellington Management 280 Congress Street Boston, MA 02210 (12)	1,297,762	5.4%

* Less than 1%

(1)
Applicable percentages are based on 24,108,943 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, interclick believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	A named executive officer.
(3)	A director.
(4)	Includes 287,500 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(5)	Includes 229,167 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(6)	Includes 145,833 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(7)
Includes 62,500 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report. Also includes: (i) 106,750 shares held in a Partnership of which Mr. Brauser is the General Partner, (ii) 32,000 shares held jointly with his wife and (iii) 225,000 shares held by a trust whereby his wife is the trustee and beneficiary.

(8)
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

(9)	Includes 75,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(10)	Includes 950,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(11)	Includes 250,000 shares issuable upon exercise of warrants.
(12)	Based on information in a Schedule 13G filed with the SEC which provided beneficial ownership as of December 31, 2010.

Index

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Our Board has determined that Messrs. Cravatt, Brauser, Honig, Cotroneo, Hills and Wise are independent under the NASDAQ Stock Market Listing Rules.

Item 14.	Principal Accountant Fees and Services.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm J.H. Cohn LLP (“Cohn” or “principal accountant”) as well as the fees charged for such services. In its review of non-audit service and its appointment of Cohn as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  Salberg & Co., P.A. (“Salberg”) was our independent registered public accounting firm for 2008 and provided services in 2009 until Cohn was appointed.  Salberg’s services in 2009 consisted of the review of interclick's financial statements for the quarters ended March 31 and June 30, 2009 and review of the August 2009 registration statement, the fees for which totaled $86,000.

All of the services provided and fees charged by Cohn and Salberg were approved by the Audit Committee. The following table shows the principal accountant fees for the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees (1)	$160,730	$109,531
Audit Related Fees (2)	$5,377	$50,944
Tax Fees	$60,036	$-
All Other Fees	$1,570	$-

(1)	Audit fees – these fees relate to the audits of our annual consolidated financial statements and the reviews of our interim quarterly consolidated financial statements.
(2)	Audit related fees – The audit related fees for the years ended December 31, 2010 and 2009 were for professional services rendered for assistance with reviews of documents filed with the SEC.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

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

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

2.1	Customer Acquisition Network Agreement of Merger and Plan of Reorganization **	8-K	9/4/07	2.1
2.2	Desktop Agreement and Plan of Merger **	8-K	9/4/07	2.2
3.1	Amended and Restated Certificate of Incorporation	8-K	8/30/07	3.1
3.2	Certificate of Amendment to the Articles of Incorporation	8-K	7/1/08	3.1
3.3	Certificate of Amendment to the Articles of Incorporation	8-A12b	11/31/09	3.3
3.4	Bylaws	S-3/A	11/25/09	3.6
4.1	Form of Warrant dated June 22, 2009	10-Q	8/11/09	4.3
10.1	Michael Mathews Employment Agreement *	8-K	9/4/07	10.8
10.2	Amendment to Michael Mathews Employment Agreement *				Filed
10.3	Michael Katz Employment Agreement *	8-K	9/4/07	10.11
10.4	Amendment to Michael Katz Employment Agreement *				Filed
10.5	Andrew Katz Employment Agreement *	10-K	3/31/09	10.4
10.6	Roger Clark Employment Agreement *	8-K	8/13/09	10.1
10.7	David Garrity Consulting Agreement *
10.8	Crestmark Accounts Receivable Financing Agreement	10-K	3/31/09	10.23
10.9	Amendment to Crestmark Accounts Receivable Financing Agreement	10-K	3/31/09	10.24
10.10	Letter Agreement with Crestmark increasing Line of Credit dated February 3, 2009	10-K	3/31/09	10.25
10.11	Second Amendment to Crestmark Accounts Receivable Financing Agreement	10-K	3/31/09	10.26
10.12	Letter Agreement with Crestmark increasing Line of Credit dated August 31, 2009	10-Q	11/16/09	10.5

Index

10.13	Third Amendment to Crestmark Accounts Receivable Financing Agreement	10-Q	11/16/09	10.6
10.14	Amended and Restated 2007 Equity Incentive Plan *	S-8	11/17/09	4.1
10.15	Amended and Restated 2007 Incentive Stock and Award Plan *	S-8	11/17/09	4.2
10.16	GRQ Promissory Note dated June 22, 2009	10-Q	8/11/09	4.2
10.17	Form of Subscription Agreement dated June 22, 2009	10-Q	8/11/09	10.7
10.18	Form of Clawback Agreement	8-K	8/4/10	99.2
10.19	Loan and Security Agreement dated September 10, 2010	8-K	9/16/10	10.1
10.20	Separation Agreement dated November 1, 2010*	8-K	11/3/10	10.1
10.21	Form of Indemnification Agreement	8-K	11/3/10	10.2
10.22	Form of Stock Option Agreement*				Filed
10.23	Form of Restricted Stock Agreement*				Filed
10.24	New York Lease Agreement				Filed

21.1	List of Subsidiaries				Filed
23.1	Consent of J.H. Cohn LLP				Filed

31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to interclick, inc., 11 West 19th Street, 10th Floor, New York, NY 10011 Attention: Mr. Michael Katz.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2011
interclick, inc.

By:	/s/ Michael Katz
Michael Katz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Clark	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 18, 2011
Roger Clark

/s/ Michael Brauser	Co-Chairman	March 18, 2011
Michael Brauser

/s/ Barry Honig	Co-Chairman	March 18, 2011
Barry Honig

/s/ Bret Cravatt	Director	March 18, 2011
Brett Cravatt

/s/ Michael Katz	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2011
Michael Katz

/s/ Michael Mathews	Director	March 18, 2011
Michael Mathews

/s/ Frank Cotroneo	Director	March 18, 2011
Frank Cotroneo

/s/ Dave Hills	Director	March 18, 2011
Dave Hills

/s/ Bill Wise	Director	March 18, 2011
Bill Wise

Index

interclick, inc. and Subsidiary Index to Consolidated Financial Statements

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
interclick, inc.

We have audited the consolidated balance sheets of interclick, inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of interclick, inc. and Subsidiary as of December 31, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain of its warrants in the year ended December 31, 2009.

Roseland, New Jersey
March 21, 2011

Index

INTERCLICK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$12,450,650	$12,653,958
Short-term investment	498,132
Restricted cash	500,388	-
Accounts receivable, net of allowance for doubtful accounts of $563,512 and $383,188, respectively	44,517,434	21,631,305
Line of credit reserve	-	1,052,167
Deferred taxes, current portion	457,185	955,471
Prepaid expenses and other current assets	763,680	367,183
Total current assets	59,187,469	36,660,084

Restricted cash	296,610	-
Property and equipment, net of accumulated depreciation and amortization of $1,217,404 and $597,288, respectively	2,283,721	988,899
Intangible assets, net of accumulated amortization of $1,067,350 and $909,350, respectively	263,333	421,333
Goodwill	7,909,571	7,909,571
Investment in available-for-sale marketable securities	609	715,608
Deferred line of credit costs, net of accumulated amortization of $19,109 and $35,028, respectively	106,732	4,972
Deferred taxes, net of current portion	2,715,655	2,579,568
Other assets	207,573	192,179

Total assets	$72,971,273	$49,472,214
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,147,129	$10,934,236
Accrued expenses (includes accrued compensation of $3,274,004 and $2,241,731, respectively)	4,772,188	3,164,044
Line of credit payable	8,500,000	5,260,834
Income taxes payable	-	515,306
Obligations under capital leases, current portion	483,583	161,940
Deferred rent, current portion (includes cease use liability of $78,193 at December 31, 2010)	89,325	3,508
Warrant derivative liability	-	69,258
Total current liabilities	33,992,225	20,109,126

Obligations under capital leases, net of current portion	932,451	338,562
Deferred rent (includes cease use liability of $306,578 at December 31, 2010)	630,124	83,823
Total liabilities	35,554,800	20,531,511

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 24,065,611 and 23,632,707 issued and outstanding, respectively	24,065	23,633
Additional paid-in capital	46,626,284	42,229,293
Accumulated deficit	(9,233,876)	(13,312,223)
Total stockholders’ equity	37,416,473	28,940,703

Total liabilities and stockholders’ equity	$72,971,273	$49,472,214

The accompanying notes are an integral part of these consolidated financial statements.

Index

INTERCLICK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009

Revenues	$101,201,720	$55,258,703
Cost of revenues	57,458,212	30,072,627
Gross profit	43,743,508	25,186,076

Operating expenses:
General and administrative	16,121,304	12,296,404
Sales and marketing	13,258,729	8,748,503
Technology support	5,847,340	3,237,528
Amortization of intangible assets	158,000	188,780
Total operating expenses	35,385,373	24,471,215

Operating income from continuing operations	8,358,135	714,861

Other income (expense):
Interest income	28,012	1,053
Warrant derivative liability income (expense)	21,413	(665,690)
Loss on sale of available-for-sale securities	(82,293)	(55,233)
Other than temporary impairment of available-for-sale securities	(584,618)	(1,042,470)
Interest expense (including amortization of deferred line of credit costs of $24,081 in 2010 and debt discount of $12,000 in 2009)	(291,737)	(589,624)
Total other expense, net	(909,223)	(2,351,964)

Income (loss) from continuing operations before income taxes	7,448,912	(1,637,103)

Income tax (expense) benefit	(3,370,565)	2,139,640

Income from continuing operations	4,078,347	502,537

Discontinued operations:
Loss on sale of discontinued operations, net of income tax benefit of $0 and $514, respectively	-	(706)
Income (loss) from discontinued operations	-	(706)

Net income	4,078,347	501,831

Other comprehensive income:
Unrealized loss on available-for-sale-securities	(584,618)	(899,999)
Reclassification adjustments for losses included in net income, net of income tax of $0	584,618	1,097,703
Total other comprehensive income	-	197,704

Comprehensive income	$4,078,347	$699,535

Basic earnings per share:
Continuing operations	$0.17	$0.03
Discontinued operations	-	-
Net income	$0.17	$0.03

Diluted earnings per share:
Continuing operations	$0.16	$0.02
Discontinued operations	-	-
Net income	$0.16	$0.02

Weighted average number of common shares - basic	23,737,714	19,950,379
Weighted average number of common shares - diluted	24,982,873	20,953,862

The accompanying notes are an integral part of these consolidated financial statements.

Index

INTERCLICK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2009	18,922,596	$18,923	$24,908,509	$(197,704)	$(15,258,506)	$9,471,222
Cumulative effect of change in accounting principle			(1,864,466)		1,444,452	(420,014)
Common shares issued to eliminate or modify price protection for certain shares and warrants	352,500	352	658,659			659,011
Stock-based compensation	155,625	155	3,394,144			3,394,299
Common shares issued to extend debt maturity date	5,000	5	11,995			12,000
Common shares issued in lieu of cash to pay accrued interest	5,528	6	13,260			13,266
Common shares and warrants issued under private placement, net of placement fees	1,250,000	1,250	2,255,750			2,257,000
Common shares issue under public offering, net of offering costs	2,875,000	2,875	11,516,795			11,519,670
Issuance of common shares for stock options and warrants exercised						-
Unrealized loss on available-for-sale securities				(899,999)		(899,999)
Reclassification adjustment for losses on available-for-sale securities included in net loss				55,233		55,233
Other than temporary impairment on available-for-sale securities				1,042,470		1,042,470
Issuance of common shares for stock options and warrants exercised	66,458	67	97,633			97,700
Reclassification of warrant derivative liability to equity upon expiration of price protection			357,435			357,435
Adjustment to additional paid-in-capital related to tax benefit of stock-based compensation			879,579			879,579
Net income					501,831	501,831

Balances, January 1, 2010	23,632,707	23,633	42,229,293		(13,312,223)	28,940,703
Stock-based compensation			3,833,653			3,833,653
Issuances of restricted shares	10,100	10	(10)			-
Issuance of common shares for stock options and warrants exercised	260,625	260	618,364			618,624
Cashless exercises of stock options and warrants	162,179	162	(162)			-
Reclassification of warrant derivative liability to equity upon expiration of price protection			47,846			47,846
Unrealized loss on available-for-sale securities				(584,618)		(584,618)
Other than temporary impairment on available-for-sale securities				584,618		584,618
Adjustment to additional paid-in-capital related to tax benefit of stock-based compensation			(102,700)			(102,700)
Net income					4,078,347	4,078,347
Balances, December 31, 2010	24,065,611	$24,065	$46,626,284	$-	$(9,233,876)	$37,416,473

The accompanying notes are an integral part of these consolidated financial statements.

Index

INTERCLICK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income	$4,078,347	$501,831
Add back loss from discontinued operations, net	-	706
Income from continuing operations	4,078,347	502,537
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Stock-based compensation	3,833,653	3,394,299
Other than temporary impairment of available-for-sale securities	584,618	1,042,470
Depreciation and amortization of property and equipment	665,116	314,798
Amortization of intangible assets	158,000	188,780
Provision for bad debts	318,287	193,752
Amortization of deferred line of credit costs	24,081	28,361
Deferred tax expense (benefit)	259,499	(2,654,946)
Change in warrant derivative liability	(21,413)	665,690
Loss on sale of available-for-sale securities	82,293	55,233
Amortization of debt discount	-	12,000
Excess tax benefits from stock-based compensation	102,700	(879,579)
Changes in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(23,204,416)	(14,704,746)
Prepaid expenses and other current assets	(396,497)	(273,019)
Other assets	(15,394)	(515)
Accounts payable	9,248,681	5,645,429
Accrued expenses	1,570,644	2,843,387
Income taxes payable	(515,306)	515,306
Deferred rent	549,048	14,635
Accrued interest	-	(3,682)
Net cash used in operating activities	(2,678,059)	(3,099,810)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	48,089	34,393
Purchase of short-term investment	(498,132)	-
Transfers to restricted cash	(796,998)	-
Purchases of property and equipment	(804,818)	(215,777)
Net cash used in investing activities	(2,051,859)	(181,384)

Cash flows from financing activities:
Proceeds from current line of credit	8,500,000	-
Proceeds from stock options and warrants exercised	618,624	97,700
(Repayments to) proceeds from former line of credit, net	(4,208,667)	1,657,947
Payments of deferred line of credit costs	(88,341)	-
Principal payments on capital leases	(192,306)	(10,615)
Proceeds from common stock and warrants issued for cash, net of offering costs	-	13,776,670
Excess tax benefits from stock-based compensation	(102,700)	879,579
Principal payments on notes payable	-	(400,000)
Net cash provided by financing activities	4,526,610	16,001,281

Cash flows from discontinued operations:
Cash flows from investing activities - divestiture	-	(250,000)
Net cash used in discontinued operations	-	(250,000)

Net increase (decrease) in cash and cash equivalents	(203,308)	12,470,087

Cash and cash equivalents at beginning of year	12,653,958	183,871

Cash and cash equivalents at end of year	$12,450,650	$12,653,958

The accompanying notes are an integral part of these consolidated financial statements.

Index

INTERCLICK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
Supplemental disclosure of cash flow information:
Interest paid	$260,350	$512,394
Income taxes paid	$3,651,585	$-

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$1,107,838	$491,007
Leasehold improvements increased for deferred rent	$83,070	$-
Reclassification of warrant derivative liability to equity upon expiration of price protection	$47,846	$357,435
Deferred line of credit costs included in accrued expenses	$37,500	$-
Return of property and equipment previously included in accounts payable	$35,788	$-
Unrealized loss on available-for-sale securities	$-	$197,704
Issuance of common stock to eliminate or modify price protection for warrants	$-	$508,497
Issuance of common stock to pay accrued interest payable	$-	$13,266
Issuance of common stock to extend debt maturity date	$-	$12,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 1. Nature of Operations

Overview

interclick, inc. (the “Company” or "interclick") is a technology company providing solutions for data-driven advertising.  Combining scalable media execution capabilities with analytical expertise, interclick delivers exceptional results for marketers.  The Company’s proprietary Open Segment Manager (“OSM”) platform organizes and valuates billions of data points daily to construct the most responsive digital audiences for major digital marketers.  Substantially all of the Company’s revenues are generated in the United States.  The Company was formed in Delaware on March 4, 2002 under the name Outsiders Entertainment, Inc.

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

On August 31, 2007, the Company closed an Agreement and Plan of Merger (the “Desktop Merger”), wherein the Company acquired Desktop Interactive, Inc. (“Desktop Interactive”), a privately-held Delaware corporation engaged in the Internet advertising business.   Desktop Interactive merged with and into Desktop Acquisition Sub, Inc. (“Desktop”), a wholly-owned subsidiary of the Company formed in Delaware on August 24, 2007.  Desktop was the surviving corporation of the Desktop Merger.

All references to the Company’s outstanding shares, options, warrants and per share information have been adjusted to give effect to the one-for-two reverse stock split effective October 23, 2009.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others.

Principles of Consolidation

The consolidated financial statements include the accounts of interclick, inc. and its wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Short-Term Investment

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2010 and 2009.  Short-term investment at December 31, 2010 consists of a certificate of deposit.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Restricted Cash

Restricted cash represents amounts pledged as security for certain agreements with third parties.  Upon satisfying the terms of the agreements, the funds are expected to be released and available for use by the Company.

In January 2010, the Company pledged a $500,000, 3-month certificate of deposit bearing interest at 0.60% per annum, to a third party in connection with a service agreement.  In April 2010, July 2010, October 2010 and January 2011, the certificate of deposit and the pledge were renewed for an additional three months.

On March 11, 2010, the Company entered into a lease agreement to relocate its New York City headquarters to a larger space.  In connection with the lease agreement, the Company’s banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the landlord.  The Company opened a 14-month certificate of deposit, bearing interest at 0.70% per annum, maturing March 27, 2011, with its banking institution in the amount of $294,700 and pledged that to the letter of credit.  Through the lease term, the Company is required to maintain a standby letter of credit for the benefit of the landlord.  Accordingly, as of December 31, 2010, the Company has classified the certificate of deposit, including accrued interest, as restricted cash, a non-current asset.

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

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms.  In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write the balances off.  In addition, the Company calculates an overall reserve based on a percentage of the overall gross accounts receivable.  This percentage is based on management’s assessment of the aging of accounts receivable, historical write-offs of receivables and the associated risk profile of the Company’s customer base.

Write-offs of accounts receivable are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluate other circumstances that indicate that the Company should abandon such efforts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is provided for on a straight-line basis over the estimated useful lives of the assets per the following table.  Leasehold improvements are amortized over the lesser of the estimated useful life or the term of the underlying lease.  Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following table reflects the estimated useful lives of the various categories of property and equipment:

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

Customer relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three-year life of the customer relationships.  Accordingly, this results in accelerated amortization in which the majority of costs are amortized during the two-year period following the acquisition date of the intangible.  Developed technology is being amortized on a straight-line basis over five years.  The domain name was amortized over its remaining useful life of six months at its acquisition date.

Goodwill

As of December 31, 2010 and 2009, goodwill amounted to $7,909,571, all of which resulted from the August 31, 2007 merger with Desktop.  The Company tests goodwill for impairment in accordance with the provisions of ASC Topic 350 “Intangibles - Goodwill and Other”.  Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired.  As of December 31, 2010, the Company has determined its reporting units consisted of interclick and Desktop and determined that no impairment to the carrying value of goodwill was required.

Investment in Available-For-Sale Marketable Securities

The Company accounts for investments in marketable equity instruments and accounts for such investments in accordance with ASC Topic 320, “Investments – Debt and Equity Securities”.  Trading securities are carried at fair value, with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.  Investments classified as held-to-maturity are carried at amortized cost.  In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

Certain securities that the Company may invest in may be determined to be non-marketable.  Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each quarterly balance sheet date.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable.  The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.   GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria.  The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment.  The Company's assessment involves a high degree of judgment and, accordingly, actual results may differ materially from the Company's estimates and judgments.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Revenue Recognition

Revenues consist of amounts charged to customers, net of discounts and credits for serving advertising impressions, click-throughs or other actions placed on our publisher vendor’s websites.  The Company’s revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable.  Additionally, the Company recognizes revenue as a principal on a gross basis.

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the fees are fixed or determinable, (iii) no significant Company obligations remain, and (iv) collection of the related receivable is reasonably assured.

Cost of Revenues

Cost of revenues consists primarily of expenses for the purchase of advertising impressions from publishers, third party data, and ad verification fees. The Company becomes obligated to make payments related to such expenses in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur.  Such expenses are classified as cost of revenues in the corresponding period in which the revenue is recognized in the accompanying statements of operations.

Advertising

The Company conducts advertising to promote brand awareness of its services and attract paying customers.  Advertising costs are charged to operations when incurred.  Advertising costs approximated $600,000 and $210,000 for the years ended December 31, 2010 and 2009, respectively.

Fair Value Measurements

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the “exit price” that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between independent market participants on the measurement date.  The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2010, the tax years 2007 through 2009 remain open for Internal Revenue Service (“IRS”) audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic No. 718 “Stock-Based Compensation”.  For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option-pricing model for stock options and the quoted price of the Company’s common stock for unrestricted and restricted shares; the expense is recognized over the service period for awards expected to vest.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro-rata compensation expense is adjusted accordingly until such time the non-employee award is fully vested  At that time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete.  The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period the estimates are revised.  The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Earnings Per Common Share

The Company complies with ASC Topic 260 “Earnings per Share” which requires dual presentation of basic and diluted income per common share for all periods presented.  Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings  per share are computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of the incremental shares of common stock issuable upon exercise of stock options and warrants (using the treasury stock method) as well as nonvested shares of common stock and convertible debt.  The options, warrants and nonvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Comprehensive Income

The Company presents comprehensive income in accordance with ASC Topic 220 “Comprehensive Income”.  Comprehensive income includes net income as currently reported by the Company adjusted for other comprehensive items. Other comprehensive income items for the Company consist of unrealized gains and losses related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded as a component of stockholders’ equity.

Discontinued Operations

On June 23, 2008, the Company completed the sale of its Options Acquisition Sub, Inc. (“Options Acquisition”) subsidiary pursuant to an Agreement of Merger and Plan of Reorganization.  The amounts associated with the sale of this subsidiary are reported as discontinued operations in the accompanying consolidated financial statements, in accordance with ASC Topic 820.  In addition, certain allocable corporate expenses pertaining to Options Acquisition are also included in discontinued operations.

Accounting for Derivatives

The Company evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”.  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date. The Company did not have any instruments that qualified as derivatives as of December 31, 2010.

Cumulative Effect of Change in Accounting Principle

On January 1, 2009, the Company determined that certain of its warrants previously issued contain round-down protection (price protection) and such instruments are not considered indexed to a company’s own stock because neither the occurrence of a sale of shares of common stock by the Company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.  Accordingly, the warrants with price protection qualify as derivatives and need to be separately accounted for as a liability under ASC Topic 815.  In accordance with ASC Topic 815, the cumulative effect of the change in accounting principle has been applied retrospectively and has been recognized as an adjustment to the opening balance of equity.  The cumulative-effect adjustment amounts recognized in the consolidated balance sheet as a result of the initial adoption of this policy were determined based on the amounts that would have been recognized if the policy had been applied from the issuance date of the instrument.  As a result of the accounting change, the accumulated deficit as of January 1, 2009 decreased from $15,258,506, as originally reported, to $13,814,054 and additional paid-in capital decreased from $24,908,509, as originally reported, to $23,044,043.  During the years ended December 31, 2010 and 2009, $47,846 and $357,435, respectively, were reclassified from liabilities to equity due to the expiration of the warrant price protection.

Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company's technology are expensed when incurred, and are included in operating expenses under Technology support.  The Company recognized research and development costs of $128,450 and $48,200 for the years ended December 31, 2010 and 2009, respectively.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 or ASU 2009-14 did not have an impact on the Company’s consolidated results of operations or financial condition.

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

Note 3. Accounts Receivable

Accounts receivable consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Accounts receivable	$45,080,946	$22,014,493
Less: Allowance for doubtful accounts	(563,512)	(383,188)
Accounts receivable, net	$44,517,434	$21,631,305

Bad debt expense was $318,287 and $193,752 for the years ended December 31, 2010 and 2009, respectively.  For the year ended December 31, 2010, $137,963 of accounts receivable were written off against the allowance for bad debts.

See also Note 14 for concentrations of accounts receivable.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Computer equipment	$2,926,114	$1,433,461
Furniture and fixtures	195,597	72,711
Software	183,207	57,572
Leasehold improvements	173,764	-
Office equipment	22,443	22,443
	3,501,125	1,586,187
Accumulated depreciation and amortization	(1,217,404)	(597,288)
Property and equipment, net	$2,283,721	$988,899

Property and equipment held under capitalized leases of $1,628,203 and $520,365 at December 31, 2010 and 2009, respectively, are included in computer equipment above.  Depreciation and amortization expense for the years ended December 31, 2010 and 2009, was $665,116 and $314,798, of which $181,875 and $10,465 pertained to capitalized leases for the years ended December 31, 2010 and 2009, respectively.  Accumulated depreciation and amortization amounted to $1,217,404 and $597,288, of which $199,026 and $17,152 pertained to capitalized leases, as of December 31, 2010 and 2009, respectively.  Depreciation and amortization expense is included in operating expenses in the consolidated statements of operations for the years ended December 31, 2010 and 2009.

Note 5. Intangible Assets

Intangible assets, which were all acquired from the Desktop business combination, consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Domain name	683	683
	1,330,683	1,330,683
Accumulated amortization	(1,067,350)	(909,350)
Intangible assets, net	$263,333	$421,333

Developed technology is being amortized on a straight-line basis over five years.

Customer relationships were fully amortized as of December 31, 2009 and were amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three-year life of the customer relationships.  Accordingly, this resulted in accelerated amortization in which the majority of costs were amortized during the two-year period following the acquisition date of the intangible.

The domain name is fully amortized as of December 31, 2010 and was amortized over its remaining life of six months following the acquisition date of the intangible.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following is a schedule of estimated future amortization expense of intangible assets as of December 31, 2009:

Year Ending December 31,
2011	$158,000
2012	105,333
Total	$263,333

Note 6.  Investment in Available-For-Sale Marketable Securities

The following represents information about available-for sale securities held at December 31, 2010:

Securities in loss positions less than 12 months	Amortized Cost Basis	Aggregate Unrealized losses	Aggregate Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$609	$-	$609

The following represents information about available-for sale securities held at December 31, 2009:

Securities in loss positions less than 12 months	Amortized Cost Basis	Aggregate Unrealized losses	Aggregate Fair Value
Options Media Group Holdings, Inc. ("OPMG")	$715,608	$-	$715,608

In connection with the June 23, 2008 sale of Options Acquisition, the Company, as Options Acquisition’s sole stockholder, received as part of the divestiture 12,500,000 shares of Options Media Group Holdings, Inc.’s (“OPMG”) stock.  The OPMG shares were valued at $3,750,000 using a price of $0.30 per share, which was based on a private placement for OPMG shares that was occurring at the same time of the sale.  From June 23, 2008 forward, the Company accounted for the investment in OPMG under the equity method until September 18, 2008, at which time the Company’s ownership percentage fell to below 20% and the Company lost significant influence and control over the investee.  From June 23, 2008 through September 18, 2008, the Company recognized an aggregate of $653,231 of its proportionate share of the investee losses.  During that same period, the Company sold an aggregate of 4.7 million OPMG shares having a basis of $1,180,496 for proceeds of $1,034,000, resulting in a loss of $146,496.

For the year ended December 31, 2009, the Company had determined that the decline in the fair value of its investment in OPMG below its cost basis was other than temporary, based on the extent and length of time over which the market value had been less than cost as well as due diligence inquiries the Company made relating to OPMG’s prospects.  Accordingly, the Company recognized an other than temporary impairment related to its investment in the OPMG shares of $1,042,470 in the accompanying consolidated statement of operations for the year ended December 31, 2009.

Through September 30, 2010, the Company determined that its investment in OPMG shares was other-than-temporarily impaired to $0.017 per share (from a carrying basis of $0.10 per share) and recognized an other-than-temporary impairment of $584,618 for the year ended December 31, 2010.  This was based primarily on the extent and length of time over which the investment had been in a continuous unrealized loss position and the Company’s belief that it was unlikely OPMG’s stock price would increase significantly in the foreseeable future.  Furthermore, the Company had not recently conducted any private sale transactions and had not received any offers to buy shares at any price.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In May 2009, the Company sold 214,285 OPMG shares having a basis of $57,778 for proceeds of $21,429 resulting in a realized loss of $36,349.

In January 2010, the Company sold 112,500 OPMG shares having a basis of $11,250 for proceeds of $11,250 resulting in no gain or loss.

In December 2010, the Company sold 7,007,780 OPMG shares having a basis of $119,132 for proceeds of $36,839 resulting in a realized loss of $82,292.

Note 7. Notes Payable – Related Party, Line of Credit Agreements and Capital Lease Obligations

Notes Payable – Related Party

On September 26, 2008, the Company sold senior secured promissory notes (the “GRQ Notes”) in the original aggregate principal amount of $1,300,000 to one of our Co-Chairmen.  The GRQ Notes bore interest at 6% per annum and initially matured December 31, 2008.  The Company pledged the OPMG shares as collateral on the GRQ Notes.  On November 26, 2008, the Company repaid $650,000 of the GRQ Notes.  On December 30, 2008, the Company and the note holder entered into an agreement whereby the note holder agreed to extend the maturity date of the note to June 30, 2009 (all other terms remained the same) provided the Company make a principal payment of $250,000 on the remaining note by December 31, 2008.  On December 30, 2008, the Company made said payment, thus reducing the principal balance to $400,000 and extending the maturity date to June 30, 2009.

On June 5, 2009, the Company and the note holder agreed to extend the maturity date for $100,000 of the notes payable from June 30, 2009 to December 31, 2009.  In exchange, this portion of the notes payable was converted to a 6% unsecured convertible note, convertible at $4.00 per share.  The modification of this debt instrument was substantial and, therefore under GAAP, the debt was deemed to be replaced with new debt.  The conversion feature was the only consideration given to the note holder for the maturity date extension.  As the conversion feature’s exercise price exceeded the quoted trade price of the underlying stock at the date of the modification, it did not have any intrinsic value.  Accordingly, the Company did not record any entries pertaining to the aforementioned replacement of the note holder’s debt.  On September 29, 2009, the entire principal amount of the convertible note payable of $100,000 was repaid.

On June 22, 2009, the Company repaid $100,000 of the remaining $300,000 of senior secured promissory note payable.  In addition, the Company and the note holder agree to extend the maturity date for the remaining $200,000 of the notes payable from June 30, 2009 to December 31, 2009.  In exchange, the note holder received 5,000 shares of common stock having a fair value of $12,000, which was treated as debt discount and was being amortized over the remaining term of the debt.  Additionally, the Company issued 5,528 shares of common stock in lieu of cash as payment for $13,266 of accrued interest related to the notes payable.  On August 19, 2009, the entire principal amount of the senior secured note payable of $200,000 was repaid along with a portion of the accrued interest of $1,874.  Accordingly, the remaining unamortized portion of the debt discount of $11,500 was recognized as interest expense at that time.

Current Line of Credit

On September 10, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  Under the Loan Agreement, SVB has committed to make advances to the Company in an aggregate amount up to $15,000,000, subject to the availability of eligible accounts receivable.  The Loan Agreement has a two-tier borrowing system.  Under the first tier, which applies if the Company’s Adjusted Quick Ratio (“AQR”) (as defined) is at least 1.25 to 1.0, the Company may request an advance based on eligible accounts receivable on an aggregate basis.  Under the second tier, which applies if the Company’s AQR is less than 1.25 to 1.0, advances will be based on specific invoices.  Repayment of advances under the second tier are due and payable on the earliest of (i) the date on which payment is received on the accounts receivable with respect to which the advance was made (the “Financed Receivable”), (ii) the date on which the Financed Receivable is no longer eligible for an advance, (iii) the date on which any adjustment is asserted against the Financed Receivable, (iv) the date on which there is a breach of any representation, warranty or covenant in the Loan Agreement or, (v) 728 days from the effective date of the Loan Agreement.  Advances under both tiers bear interest at a rate per annum equal to SVB’s prime rate (4.00% at December 31, 2010) plus 2.5%.  In addition, advances under the second tier incur a monthly handling fee of 0.15% of each Financed Receivable.  All accrued and unpaid interest and handling fees are payable on a monthly basis.  The line of credit requires no unused line fee, monthly monitoring fee, or minimum interest charge and expires on September 10, 2012 (the “Maturity Date”).  In the event the Loan Agreement is terminated, by SVB for cause or by the Company, prior to the Maturity Date the Company shall pay a termination fee to SVB equal to $300,000 if terminated prior to September 10, 2011 and $150,000 if terminated after September 10, 2011. All borrowings under the Loan Agreement in 2010 were made under the first tier borrowing provisions.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The Loan Agreement is secured by substantially all of the Company’s assets.  The Loan Agreement contains affirmative covenants that, among other things, require the Company to deliver to SVB specified financial information on an annual and monthly basis and to maintain an AQR of no less than 1.0 to 1.0.  The Loan Agreement also contains negative covenants that limit the Company’s ability to (or to permit any subsidiaries to), subject to certain exceptions and limitations, merge with or acquire other companies, create liens on its property, incur debt obligations, enter into transactions with affiliates, except on an arm’s length basis, dispose of property or issue dividends or make distributions.  Any failure by the Company to comply with these covenants and any other obligations under the Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.  The Company was in compliance with all covenants as of December 31, 2010.

As of December 31, 2010, the balance outstanding on the SVB line of credit was $8,500,000.  As of December 31, 2010, the Company had $6,500,000 of borrowing capacity available under the SVB line of credit based on the availability of eligible accounts receivable.

Former Line of Credit

On November 13, 2008, the Company entered into a line of credit, in the form of an Accounts Receivable Financing Agreement (the “Agreement”), with Crestmark Commercial Capital Lending, LLC (“Crestmark”)  to finance certain eligible accounts receivable of the Company, as defined in the Agreement, up to a maximum credit line of $3.5 million (subsequently increased to $4.5 million on February 3, 2009, to $5.5 million on April 30, 2009, and to $7.0 million on September 2, 2009), which would represent gross financed accounts receivable less a 20% reserve holdback by Crestmark.  The Crestmark line of credit had an interest rate equal to prime plus 1.0% and was secured by all of the Company’s assets except property and equipment financed elsewhere and the Company’s investment in OPMG shares.  In addition, the Company paid a monthly fee (initially 0.575% and decreased to 0.375% on September 2, 2009) per 30 days on each financed invoice amount until the invoice was paid.  The Crestmark line of credit was for an initial term of six months expiring May 12, 2009 (extended on March 3, 2009 for one year to May 12, 2010) and effective May 12, 2010, either the Company or Crestmark may terminate the Agreement with 60 days prior written notice to the other party without being subject to any early termination fee.  On July 12, 2010, the Company provided Crestmark with notification of termination of the Agreement, which became effective September 10, 2010.

As of December 31, 2010, the Company has repaid all outstanding amounts owed by the Company to Crestmark under the Agreement and Crestmark has terminated its security interest in the Company’s assets.

Capital Lease Obligations

In December 2009, the Company purchased computer equipment for $215,400 through a capital lease agreement, bearing interest of 3.082%, per annum, payable in 36 installments of $6,172.

In December 2009, the Company purchased computer equipment for $275,607 through a capital lease agreement, bearing interest of 5.95%, per annum, payable in 36 installments of $8,401.

In February 2010, the Company purchased computer equipment for $495,600 through a capital lease agreement, bearing interest of 8.35%, per annum, payable in 12 quarterly installments of $47,119.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In December 2010, the Company purchased computer equipment for $156,185 through a capital lease agreement, bearing interest of 6.10%, per annum, payable in 12 quarterly installments of $14,324.

In December 2010, the Company purchased computer equipment for $456,053 through a capital lease agreement, bearing interest of 6.10%, per annum, payable in 12 quarterly installments of $41,825.

Capital lease obligations consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Capital lease obligations	$1,416,034	$500,502
Less: Current maturities	(483,583)	(161,940)
Amount due after one year	$932,451	$338,562

Note 8. Earnings per Share

Components of basic and diluted earnings per share for the years ended December 31, 2010 and 2009 were as follows:

	For the Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$4,078,348

Basic EPS
Income available to common stockholders	$4,078,348	23,737,714	$0.17

Effect of Dilutive Securities
Stock options	-	1,001,206
Stock warrants	-	232,825
Nonvested shares	-	11,128

Diluted EPS
Income available to common stockholders + assumed conversions	$4,078,348	24,982,873	$0.16

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

	For the Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$501,831

Basic EPS
Income available to common stockholders	$501,831	19,950,379	$0.03

Effect of Dilutive Securities
Stock options	-	944,006
Stock warrants	-	46,915
Nonvested shares		8,589
Convertible debt	1,907	3,973

Diluted EPS
Income available to common stockholders + assumed conversions	$503,738	20,953,862	$0.02

Options to purchase 2,108,169 shares of common stock and warrants to purchase 198,750 shares of common stock were outstanding during the year ended December 31, 2010, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.  In addition, 950 nonvested shares were not included in the computation of diluted earnings per share because the number of shares assumed purchased (calculated using the compensation cost attributed to future services and not yet recognized) under the treasury stock method exceeds the number of shares that would be issued.

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

Note 9. Income Taxes

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary.  The amounts provided for income taxes for the years ended December 31, 2010 and 2009 are as follows:

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
Current provision: federal	$2,801,783	$972,373
Current provision: state	309,284	422,511
Total current provision	3,111,067	1,394,884

Deferred benefit: federal	(276,985)	(1,143,912)
Deferred (benefit) provision: state	371,251	(504,159)
Deferred (benefit) provision relating to reduction of valuation allowance	165,233	(1,886,453)
Total deferred (benefit) provision	259,499	(3,534,524)

Total expense (benefit) for income taxes from continuing operations	$3,370,565	$(2,139,640)

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Accounts receivable	$211,039	$161,506
Net operating loss carryforward	34,379	436,701
Accrued compensation	226,058	500,372
Amortization of warrants	100,263	112,839
Depreciation	-	140,342
Organizational costs	71,335	85,547
Stock-based compensation	2,905,029	2,171,423
Investment in Options Media	360,587	405,813
Deferred rent	278,613	36,387
Investment in OPMG	3,795	601,065
Capital loss carryforward (realized loss on OPMG)	807,729	-
Alternative minimum tax credit carryforward	-	92,795
	4,998,827	4,744,790
Less: valuation allowance	(1,172,111)	(1,006,878)
Total deferred tax assets	3,826,716	3,737,912

Deferred tax liabilities:
Depreciation	(532,785)	-
Acquired intangible assets-amortization	(121,091)	(202,873)
Total deferred tax liabilities	(653,876)	(202,873)

Total net deferred tax assets	$3,172,840	$3,535,039

The deferred tax assets have been presented in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred taxes, current portion	$457,185	$955,471
Deferred taxes, net of current portion	2,715,655	2,579,568
Net deferred tax assets	$3,172,840	$3,535,039

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2008 for the full amount of our deferred tax assets due to the uncertainty of realization.  For 2010 and 2009, the Company utilized approximately $2.1 million and $4.6 million, respectively, of federal and state net operating loss carryforwards.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will be able to realize the tax benefit associated with  deferred tax assets.  However, deferred tax assets related to investments in Options Media and OPMG have a full valuation on those assets as of December 31, 2010 and 2009, as management does not believe that it is more likely than not that the related deferred tax assets will be realized.  The net change in the valuation allowance during the years ended December 31, 2010 and 2009, was an increase of $165,233 and a decrease of $1,886,452, respectively.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

At December 31, 2010, the Company had $947,072 of net state operating loss carryforwards which will expire from 2027 to 2028.

The Company’s effective income tax expense (benefit) differs from the statutory federal income tax rate of 34% as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Federal tax rate applied to income (loss) before income taxes	34.0%	-34.0%
Meals and entertainment	2.3%	5.9%
Warrant derivative liability expense	-0.1%	13.8%
Other	3.0%	2.0%
State income taxes, net of federal benefit	3.8%	-3.2%
Change in valuation allowance	2.2%	-115.2%
Income tax expense (benefit)	45.2%	-130.7%

As a result of certain realization requirements under ASC Topic 718, the table of deferred tax assets and liabilities shown above included certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Additional paid-in capital increased by $879,579 as a result of the realization of these deferred tax assets during the year ended December 31, 2009.  During the year ended December 31, 2010, this deferred tax asset was reduced by $102,700 (with an offsetting reduction to additional paid-in capital) due to tax deductions related to equity compensation being less than compensation recognized for financial reporting purposes. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.  Under the tax law ordering method, a company looks to the provisions within the tax law for determining the sequence in which the net operating losses are utilized for tax purposes.

Note 10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at December 31, 2010 and December 31, 2009.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of common stock having a par value of $0.001 per share, of which 24,065,611 and 23,632,707 shares were issued and outstanding at December 31, 2010 and 2009, respectively.  At the Company’s 2009 annual meeting that was held on October 23, 2009, the stockholders of the Company voted to approve a 1 for 2 reverse stock split of the Company’s common stock.  Each stockholder entitled to a fractional share as a result of the reverse stock split received a full share in lieu of any such fractional share.  Accordingly, all share amounts have been retroactively restated to reflect the reverse stock split.

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

On June 1, 2009, the Company issued 75,000 shares to a consultant for services to be rendered over a 12-month period.  Accordingly, the Company has recognized stock-based compensation of $67,348 and $228,902 for the years ended December 31, 2010 and 2009, respectively.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On June 22, 2009, the Company issued 5,000 shares having a fair value of $12,000 in order to extend the maturity date for a portion of its notes payable – related party (see Note 7).  Additionally, the Company issued 5,528 shares to settle $13,266 of accrued interest related to the notes payable – related party (see Note 7).

On June 22, 2009, the Company closed a private placement whereby the Company sold to four investors (one of our co-chairmen of the Company’s Board of Directors) (i) 1,250,000 shares and (ii) three-year warrants to purchase 312,500 shares of common stock at an exercise price of $2.80 per share for gross proceeds of $2,500,000.  We paid a broker-dealer  $243,000 and issued three-year warrants to purchase 112,500 shares of common stock at an exercise price of $2.80 per share.  As part of the private placement, the Company agreed to file a registration statement within 60 days of closing and have the registration statement declared effective within 120 days of closing, subject to liquidated damages.  On August 21, 2009, the Company filed the registration statement, which then became effective on August 31, 2009.  As a result, no liquidated damages are due or shall become due regarding the registration rights.

On December 18, 2009, the Company completed a registered public offering whereby the Company sold 2,875,000 shares of common stock for gross proceeds of $12,937,500, of which $1,417,830 was paid in direct placement costs, resulting in net proceeds of $11,519,670.

On December 24, 2009, 2,500 restricted shares of common stock were granted (to be issued at December 31, 2009) to a consultant and will vest on May 30, 2010.  Accordingly, the Company has recognized stock-based compensation of $12,062 and $563 for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, proceeds of $97,700 were received and an aggregate of 66,458 shares were issued as a result of stock option exercises.

During the year ended December 31, 2010, proceeds of $373,624 were received and an aggregate of 220,961 shares were issued as a result of stock option exercises.

Stock Warrants

On April 15, 2010, as part of a consulting agreement, the Company issued to an investor relations firm a three-year warrant to purchase 25,000 shares of common stock exercisable at $4.44 per share for services to be rendered over a 12-month period.  Accordingly, the Company has recognized stock-based compensation of $72,656 for the year ended December 31, 2010.

On October 7, 2009, as part of a consulting agreement, the Company issued to a consultant three-year warrants to purchase 150,000 shares of common stock exercisable at $4.24 per share for services to be rendered over a 12-month period.  Accordingly, the Company has recognized a stock-based compensation credit of $25,276 for the year ended December 31, 2010, due to the warrants being revalued at each reporting date and recognized stock-based compensation of $261,977 for the year ended December 31, 2009.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

A summary of the Company’s warrant activity during the year ended December 31, 2010 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2009	1,286,809	$3.51
Granted	25,000	$4.44
Exercised	(373,590)	$2.97
Forfeited	(60,000)	$4.24
Expired	(5,000)	$11.14

Balance Outstanding, December 31, 2010	873,219	$3.67	1.85	$1,486,631

Exercisable, December 31, 2010	866,969	$3.66	1.85	$1,480,819

Warrant exercises during the year ended December 31, 2010 include 286,090 warrants exercised on a cashless basis. Such cashless exercises resulted in the issuance of 114,342 shares of common stock.  In addition, during the year ended December 31, 2010 a total of 87,500 warrants were exercises for cash proceeds of $245,000.

Certain of the Company’s warrants had contained round-down protection (price protection), which caused the warrants to be treated as derivatives (see Note 11).    During the year ended December 31, 2009, price protection expired for certain warrants containing said provision requiring $357,435 of the warrant derivative liability to be reclassified to additional paid-in capital.  During the year ended December 31, 2010, price protection expired on all remaining warrants containing said provisions requiring $47,846 of the warrant derivative liability to be reclassified to additional paid-in capital.  For the years ended December 31, 2010 and 2009, the change in fair value (taking into consideration the cumulative effect of the change in accounting principle adopted on January 1, 2009) of the warrant derivative liability of $21,413 and $665,690, respectively, has been recorded in the accompanying consolidated statement of operations as warrant derivative liability benefit (expense).  The fair value of the warrant derivative liability at December 31, 2010 and 2009 was $0 and $69,258, respectively, and had been recorded as a liability in the accompanying consolidated balance sheet.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On August 27, 2008, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “Plan”) that provides for the grant of up to 2,250,000 shares of common stock and/or options to purchase shares of common stock to directors, employees and consultants.  As of December 31, 2010, there were no shares available for future issuance under the Plan.

On November 13, 2007, the Company adopted the 2007 Incentive Stock and Award Plan (the “2007 Award Plan”), that provided for the grant of up to 500,000 shares of common stock and/or options to purchase shares of common stock to directors, employees and consultants and in order to provide a means whereby directors, employees, and consultants of the Company and its affiliates and others performing services to the Company may be given an opportunity to purchase shares of common stock of the Company.  On February 6, 2009, the Company increased the number of shares of common stock eligible for grant under the 2007 Award Plan from 500,000 to 612,500 shares.  On June 5, 2009, the Company increased the number of shares eligible for grant under the 2007 Award Plan from 612,500 to 1,862,500 shares.  On July 27, 2009, the Company increased the number of shares eligible for grant under the 2007 Award Plan from 1,862,500 to 2,112,500 shares.  On September 24, 2009, the Company increased the number of shares eligible for grant under the 2007 Award Plan from 2,112,500 to 3,112,500 shares. On June 11, 2010, the Company increased the number of shares eligible for grant under the 2007 Award Plan from 3,112,500 to 4,512,500.  The 2007 Award Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors.  In the absence of such a committee, the Board of Directors of the Company shall administer such plan.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The material terms of each option granted pursuant to the 2007 Award Plan shall contain the following terms: (i) that the purchase price of each share purchasable under an option shall be determined by the Committee at the time of grant, but shall not be less than 100% of the Fair Market Value (as defined in the 2007 Award Plan) of such common share on the date the option is granted, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable as to one-third of the total number of shares subject to the option on each of the first, second and third anniversaries of the date of grant.  Upon exercise of stock options, the Company will issue new common shares from the pool of authorized, unissued shares of the Company.

During the year ended December 31, 2010, the Company granted 841,250 stock options, all of which were under the 2007 Award Plan, at various exercise prices ranging from $3.52 to $6.22 per share.  Of the options granted, 110,000 vested immediately and the remaining options vest pro rata over three years; all options expire five years from the grant date.

During the year ended December 31, 2009, the Company granted 2,800,000 stock options, of which 2,650,000 were under the 2007 Award Plan, at various exercise prices ranging from $1.52 to $5.69 per share.

As of December 31, 2010, 1,221,983 shares were remaining under the 2007 Award Plan for future issuance.

The total fair value of stock options granted to employees during the years ended December 31, 2010 and 2009 was $2,413,193 and $7,089,875, respectively, which is being recognized over the respective vesting periods.  The Company recorded compensation expense of $3,363,398 and $2,632,870 for the years ended December 31, 2010 and 2009, respectively, in connection with these stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2010 and 2009:

Assumptions	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Expected life (years)	3.5 - 4.27	3.5 - 5.0
Expected volatility	95.48% - 110.08%	111.0% - 121.4%
Weighted-average volatility	104.9%	118.4%
Risk-free interest rate	0.51% - 2.69%	1.89% - 2.86%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	8.1%	4.1%

For stock options issued through September 30, 2009, the expected life is based on the contractual term.  Thereafter, the Company utilized the simplified method to estimate the expected life for stock options granted to employees and directors.  The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises.  The expected volatility is based on historical volatility.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant.  Dividend yield is based on historical trends.  While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

A summary of the Company’s stock option activity for employees and directors during the year ended December 31, 2010 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2009	4,994,167	$2.69
Granted	841,250	$4.19
Exercised	(220,000)	$2.28
Forfeited	(278,125)	$3.27
Expired	(52,500)	$2.00
Balance Outstanding, December 31, 2010	5,284,792	$2.93	3.1	$12,941,711

Exercisable, December 31, 2010	2,767,083	$2.43	2.5	$8,129,371

Expected to vest post December 31, 2010	2,378,157	$3.44	3.7	$4,598,546

The weighted-average grant-date fair value of options granted to employees during the years ended December 31, 2010 and 2009 was $2.87 and $2.53, respectively.  The total intrinsic value of options exercised by employees during the years ended December 31, 2010 and 2009 was $754,008 and $203,025, respectively.

Nonvested Common Stock Grants to Employees

On January 25, 2010, the Company granted an aggregate of 7,600 restricted shares of common stock having a fair value of $39,596 (based on a quoted trading price of $5.21 per share) to employees.  The shares were issued under the 2007 Award Plan and vest annually over a two year period, subject to continued employment by the Company.

On February 27, 2009, the Company granted 28,125 restricted shares of common stock having a fair value of $56,250 (based on a quoted trading price of $2.00 per share) to an officer.  The shares were issued under the 2007 Award Plan and vest in equal increments over a four-year period each June 30 and December 31 commencing June 30, 2009, subject to continued employment by the Company.  Effective September 30, 2009, the remaining nonvested shares vest in equal increments quarterly.

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

During the years ended December 31, 2010 and 2009, the Company recognized an aggregate amount of $111,539 and $55,553, respectively of stock-based compensation for nonvested shares of common stock issued to employees.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	73,594	$4.21
Granted	7,600	$5.21
Vested	(34,996)	$4.23
Forfeited	-	$-
Nonvested at December 31, 2010	46,198	$4.36

The total fair value of shares vested to employees during the years ended December 31, 2010 and 2009 was $156,513 and $24,976, respectively.

As of December 31, 2010, there was $5,931,823 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.12 years.

Other Stock-Based Option Awards to Nonemployees

On July 10, 2009, the Company granted options to purchase an aggregate of 150,000 shares of common stock to a member of its advisory board.  The options vest in equal increments quarterly over a four-year period commencing September 30, 2009.  Accordingly, the Company has recognized stock-based compensation of $231,926 and $214,434 for the years ended December 31, 2010 and 2009, respectively.

Note 11. Fair Value of Financial Instruments

We classify assets and liabilities measured at fair value in their entirety based on the lowest level input that is significant to their fair value measurement.  Assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2010 and 2009:

	Total Carrying Value at	Fair Value Measurements at December 31, 2010
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in available-for-sale marketable securities	$609	$609	$-	$-

	Total Carrying Value at	Fair Value Measurements at December 31, 2009
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in available-for-sale marketable securities	$715,608	$-	$715,608	$-

Liabilities:
Warrant derivative liability	$69,258	$-	$69,258	$-

As of December 31, 2009, the Company concluded that OPMG’s quoted market price was not a reliable basis to use for fair valuation because OPMG was too thinly traded and its stock price too volatile and therefore did not reliably occur in an active market.  Furthermore, attempting to sell a significant number of OPMG shares on the open market would not have been worthwhile because it would require the Company to trade many small blocks and pay broker commissions for each transaction.  The Company therefore believed that a private transaction was among the most economically feasible ways to sell any portion of our investment in OPMG.  Accordingly, the Company applied Level 2 considerations to determine the market value using the best available evidence.  The Company concluded that principal-to-principal (non-distressed) transactions – in November 2009 and January 2010 at $0.10 per share – were appropriate valuation inputs to determine fair value of OPMG shares as of December 31, 2009.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The valuation technique of the investment in available-for-sale marketable securities changed during the three months ended March 31, 2010.  During 2010, OPMG has traded in an active market.  Sufficient trading volume, the lack of principal-to-principal transactions to support a value higher than current market price, and the near-term potential of the Company selling OPMG shares in the open market support the use of a Level 1 input for the basis of fair value.  Commencing March 31, 2010, the Company began utilizing the closing share price of OPMG’s stock (Level 1) in order to value the Company’s remaining investment in OPMG shares.  As December 31, 2010, OPMG’s closing market price was $0.0073 per share.

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

The Company estimated the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the contractual warrant term, expected volatility of our stock price over the contractual warrant term, expected risk-free interest rate over the contractual warrant term, and the expected dividend yield rate over the contractual warrant term.  The Company believed this valuation methodology was appropriate for estimating the fair value of the warrant derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at December 31, 2009:

Assumptions	December 31, 2009
Expected life (years)	3.4
Expected volatility	110.5%
Risk-free interest rate	1.70%
Dividend yield	0.00%

The expected term was based on the contractual term.  The expected volatility was based on historical volatility.  The risk-free interest rate was based on the U.S. Treasury yields with terms equivalent to the expected life of the related warrant at the time of the grant.  Dividend yield was based on historical trends.  While the Company believed these estimates were reasonable, the fair value would increase if a higher expected volatility was used, or if the expected dividend yield increased. As of December 31, 2010, the Company no longer had a warrant derivative liability.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 12. Commitments and Contingencies

Capital Leases

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010:

Year ending December 31,
2011	$547,794
2012	589,618
2013	356,571
2014	41,822
Total minimum lease payments	1,535,805
Less: Amount representing interest	(119,771)
Present value of net minimum lease payments	$1,416,034

Operating Leases

The Company leases office facilities and equipment under long-term operating lease agreements with various expiration dates and renewal options.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010:

Year ending December 31,
2011	$1,339,606
2012	1,316,709
2013	1,172,114
2014	1,185,926
2015	689,884
Thereafter	1,364,441
Total minimum payments required	$7,068,680

Minimum payments have not been reduced by minimum sublease rental income of $980,093 due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended December 31,
	2010	2009
Minimum rentals	$1,469,523	$594,530
Less: Sublease rentals	(150,795)	(48,902)
Totals	$1,318,728	$545,628

In July 2008, the Company relocated its South Florida offices to Boca Raton, Florida, where the Company entered into a five-year lease agreement bearing monthly rent of $3,313 with an annual 3.0% escalation.  On August 19, 2009, the Company entered into a lease amendment whereby the Company, upon completion of the improvements to the new space, (i) lease additional space for a period of 60 months and (ii) extend the lease term of the existing space to terminate the same time as the expanded space.  Upon the expansion premises commencement date, the current premises monthly rent shall be adjusted to $2,840 with 3.0% annual escalation and the expansion premises monthly rent shall be $6,923 with 3.0% annual escalation.  The landlord provided an allowance of $83,070 for the improvements to the expansion premises as well as a rent abatement for the first 14 months of the lease on the expansion premises.  In February 2010, the Company moved into the expansion premises.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The Company leased office space for its New York, New York location (the “1st NYC Office”), under a five-year lease agreement bearing monthly rent of $8,798.  In September 2008, the Company relocated to a larger space in New York (the “2nd NYC Office”), where the Company entered into a six-year lease agreement bearing monthly rent of $25,073 with an annual 2.5% escalation.  In March 2009, the Company subleased the 1st NYC Office space for the remainder of the original lease term with rent commencing June 1, 2009 at a monthly rate of $6,986 with an annual 2.5% escalation at the beginning of each calendar year.  As of December 31, 2010, the Company has recognized in accrued expenses an early cease use liability of $23,500 pertaining to 1st NYC Office space.

On March 11, 2010, the Company entered into a lease agreement to relocate its New York City headquarters to a larger space (the “3rd NYC Office”), having 16,840 square feet.  The lease term for the 3rd NYC Office is 92 months commencing on May 1, 2010, bearing monthly rent of $49,117 with an annual 2.5% escalation.  In connection with the 3rd NYC Office lease agreement, a banking institution issued an irrevocable 1-year standby letter of credit for the benefit of the landlord.  The Company opened a certificate of deposit with the banking institution in the amount of $294,700 and pledged that to the letter of credit.  Through the lease term of the 3rd NYC Office, the Company is required to maintain a standby letter of credit for the benefit of the landlord. Accordingly, as of December 31, 2010, the Company has classified the certificate of deposit, including accrued interest, as restricted cash, a non-current asset.

The Company entered into an agreement to sublease the office space of the 2nd NYC Office commencing May 1, 2010 for the remainder of the original lease term with monthly rent of $16,717 with an annual 2.5% escalation.  Accordingly, the Company recognized an early cease use liability of $497,851 pertaining to the 2nd NYC Office space.  The charge to operations for the establishment of the liability was partially offset by $66,350 due to the elimination of deferred rent related to the 2nd NYC Office space.  The balance of the early cease use liability was $384,771 at September 30, 2010, of which $306,578 is long-term.

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

In December 2008, the Company leased office space from a sub-landlord in Chicago, Illinois under a 6-month agreement bearing monthly rent of $1,400 commencing January 1, 2009.  Commencing July 1, 2009, this lease agreement was renewed for one year bearing monthly rent of $1,400.  Effective February 1, 2010, the Company entered into a 16-month lease directly with the landlord bearing a monthly payment of $2,151, increasing to $2,216 on June 1, 2010.

Separation Agreement

On November 1, 2010, the Company entered into a Separation Agreement (the “Agreement”) with Michael Mathews (CEO of the Company at that time) who will resign from the Company following a transition period. Under the terms of the Agreement, effective January 31, 2011, Mr. Mathews’ employment agreement will be terminated and he will no longer serve as the Chief Executive Officer of the Company.  Pursuant to the Agreement, Mr. Mathews will receive a payment of $177,500 which is equal to six months of his current annual base salary. As of December 31, 2010 this payment was included in accrued expenses in the consolidated balance sheet.  The Company also agreed to continue to provide Mr. Mathews his existing medical and dental coverage through the end of 2011, after which time Mr. Mathews will be eligible for benefit continuation under COBRA. In addition, the Company agreed that, if the Company achieves its 2010 annual milestones, and the board approves bonus payments to executive officers, the Company will pay to Mr. Mathews his second half 2010 bonus of $88,750. Such milestones were achieved and the second half of Mr. Mathews’ bonus was included in accrued expenses in the consolidated balances sheet as of December 31, 2010.  Both the Company and Mr. Mathews agreed to mutual releases, subject to certain exceptions.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Employment Agreements

From time-to-time, the Company enters into employment agreements with certain of its employees.  These agreements typically include bonuses, some of which are performance-based in nature.

Minimum Fees

The Company is party to multi-year agreements with third parties whereby the Company is obligated to pay minimum data and ad verification fees of approximately $3,213,000 in 2011 and $72,000 in 2012. Under the agreements, the Company expensed approximately $2,848,000 and $676,000 in fees under these agreements for the years ended December 31, 2010 and 2009, respectively.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  Except for the following, the Company is not currently a party to any material litigation.  On or about December 8, 2010, Sonal Bose commenced an action in the United States District Court for the Southern District of New York (Sonal Bose v. Interclick, Inc., Case No. 10 Civ. 9183-DAB (S.D.N.Y.)) alleging that interclick engaged in certain activities that  plaintiff claims violate electronic privacy and computer use laws. The plaintiff  asserts federal and state law claims, and  seeks compensatory, statutory, and punitive damages, restitution, and reimbursement of expenses and attorneys’ fees.  The plaintiff also seeks injunctive and declaratory relief and class action certification.

On or about December 23, 2010, Sonal Bose commenced a  related  action in the United States District Court for the Southern District of New York against McDonald’s Corporation, CBS Corporation, Mazda Motor of America, Inc., and Microsoft Corporation (Sonal Bose v. McDonald’s Corporation; CBS Corporation; Mazda Motor of America, Inc.; and Microsoft Corporation, Case No. 10 Civ. 9569-DAB  (S.D.N.Y.)) alleging that the actions of interclick caused the defendants to violate various laws  and  seeking class action certification.  The Company is not a party to this action but are providing for the defense of the case at our expense based upon indemnification obligations in our standard agency agreements.  The complaint asserts the same  claims as are alleged in the complaint against interclick, together with a cause of action for tortious interference, and seeks similar relief.

On February 28, 2011, motions to dismiss each of the foregoing cases were filed, which are pending.  As noted in the motions to dismiss, interclick believes the cases are entirely without merit and interclick intends to vigorously defend its prior practices and technology.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 13.  401(k) Plan

The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution.   The Company made no matching contribution to the 401(k) Plan in 2010 or 2009.

Index

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 14. Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in three financial institutions.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits.  As of December 31, 2010 and 2009, there was approximately $14,521,000 and $13,336,000, respectively, in excess of FDIC insurable limits.

Concentration of Revenues, Accounts Receivable and Publisher Expense

For the years ended December 31, 2010 and 2009, the Company had concentrations of revenues with agency customers representing revenues equaling 10% or greater as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Agency	10.2%	14.5%
Totals	10.2%	14.5%

At December 31, 2010 and 2009, concentration of accounts receivable with individual agency customers representing 10% or greater of accounts receivable was as follows:

	December 31, 2010	December 31, 2009
Agency	13.8%	3.5%
Agency	8.2%	17.8%
Totals	22.0%	21.3%

For the years ended December 31, 2010 and 2009, the Company made significant purchases of advertising impressions from publishers with individual percentage of total publisher expense (included in cost of revenues) equaling 10% or greater as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Publisher	37.1%	27.7%
Totals	37.1%	27.7%

Note 15. Related Party Transactions

In March 2010, the Company purchased approximately $15,000 of computer equipment from a privately-held company in which the Company’s current Chief Executive Officer and Chief Technology Officer had a 54% ownership interest.

Note 16. Subsequent Events

In March 2011, executive officers and members of the Board of Directors were granted an aggregate of 387,500 shares of restricted stock that will vest in one-third installments on an annual basis.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.