Form 10-K/A
period 2010-12-31
interclick, inc.
filed 2011-03-22
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE TO 10-K/A

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of interclick, inc. and Subsidiary (the “Company”) for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2011 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct the inadvertent omission of the signature of our independent registered public accounting firm, J.H. Cohn, LLP, from the Report of Independent Registered Public Accounting Firm associated with our Consolidated Financial Statements as of and for the years ending December 31, 2010 and 2009.

In connection with filing this Amendment No. 1, the Company is also filing currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended. Except as described above, no other amendments are being made to the Original Filing. This Amendment No.1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

Date: March 22, 2011
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

/s/J. H. Cohn LLP
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