Form 10-Q
period 2011-03-31
interclick, inc.
filed 2011-05-11
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at May 9, 2011
Common Stock, $0.001 par value per share	24,537,360 shares

PART I – FINANCIAL INFORMATION

INTERCLICK, INC. AND SUBSIDIARY

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$11,435,601	$12,450,650
Short-term investment	498,816	498,132
Restricted cash	500,379	500,388
Accounts receivable, net of allowance for doubtful accounts of $529,672 and $563,512, respectively	35,934,447	44,517,434
Deferred taxes, current portion	458,346	457,185
Prepaid expenses and other current assets	1,487,394	763,680
Total current assets	50,314,983	59,187,469

Restricted cash	297,119	296,610
Property and equipment, net of accumulated depreciation and amortization of $1,418,712 and $1,217,404, respectively	3,460,474	2,283,721
Intangible assets, net of accumulated amortization of $1,116,965 and $1,067,350, respectively	669,089	263,333
Goodwill	7,909,571	7,909,571
Deferred line of credit costs, net of accumulated amortization of $34,602 and $19,109, respectively	91,239	106,732
Deferred taxes, net of current portion	2,753,966	2,715,655
Other assets	207,573	207,573
Investment in available-for-sale marketable securities	609	609

Total assets	$65,704,623	$72,971,273

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,651,490	$20,147,129
Accrued expenses (includes accrued compensation of $2,096,764 and $3,274,004, respectively)	3,368,173	4,772,188
Line of credit payable	8,500,000	8,500,000
Obligations under capital leases, current portion	911,580	483,583
Deferred rent, current portion (includes cease-use liability of $81,801 and $78,193, respectively)	126,204	89,325
Total current liabilities	24,557,447	33,992,225

Obligations under capital leases, net of current portion	1,716,586	932,451
Deferred rent (includes cease-use liability of $287,751 and $306,578, respectively)	596,091	630,124
Total liabilities	26,870,124	35,554,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 24,508,501 and 24,065,611 issued and outstanding, respectively	24,508	24,065
Additional paid-in capital	47,934,314	46,626,284
Accumulated deficit	(9,124,323)	(9,233,876)
Total stockholders’ equity	38,834,499	37,416,473

Total liabilities and stockholders’ equity	$65,704,623	$72,971,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)

Revenues	$23,786,151	$14,201,857
Cost of revenues	12,681,445	7,819,181
Gross profit	11,104,706	6,382,676

Operating expenses:
General and administrative	5,401,876	3,230,528
Sales and marketing	4,389,523	2,116,714
Technology support	900,671	1,339,578
Amortization of intangible assets	49,615	39,500
Total operating expenses	10,741,685	6,726,320

Operating income (loss)	363,021	(343,644)

Other income (expense):
Interest income	2,351	8,868
Warrant derivative liability income	-	21,685
Other than temporary impairment of available-for-sale securities	-	(458,538)
Interest expense (including amortization of deferred line of credit costs of $15,593 in 2011)	(182,201)	(102,409)
Total other expense, net	(179,850)	(530,394)

Income (loss) before income taxes	183,171	(874,038)

Income tax (expense) benefit	(73,618)	1,079,108

Net income	$109,553	$205,070

Earnings per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares:
Basic	24,036,621	23,608,691
Diluted	25,879,050	25,877,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2011	24,065,611	$24,065	$46,626,284	$(9,233,876)	$37,416,473
Stock-based compensation			1,161,383		1,161,383
Issuances of restricted shares	392,500	393	(393)		-
Cancellation of restricted shares	(1,900)	(2)	2		-
Issuance of common shares for stock options exercised	52,290	52	131,693		131,745
Adjustment to additional paid-in-capital related to tax benefit of stock-based compensation			15,345		15,345
Net income				109,553	109,553
Balances, March 31, 2011 (unaudited)	24,508,501	$24,508	$47,934,314	$(9,124,323)	$38,834,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDAIRY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$109,553	$205,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,161,383	849,582
Other than temporary impairment of available-for-sale securities	-	458,538
Accrued interest income	(1,183)	-
Depreciation and amortization of property and equipment	201,308	142,962
Amortization of intangible assets	49,615	39,500
Recovery of bad debts	-	(93,142)
Amortization of deferred line of credit costs	15,493	-
Deferred tax benefit	(24,127)	(1,684,957)
Change in warrant derivative liability	-	(21,685)
Amortization of debt discount	-	3,388
Excess tax benefits from stock-based compensation	(15,345)	-
Changes in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	8,582,987	6,451,620
Prepaid expenses and other current assets	(723,714)	105,674
Other assets	-	(15,394)
Accounts payable	(8,495,641)	(3,674,840)
Accrued expenses	(1,404,015)	(1,218,173)
Deferred rent	2,846	18,958
Net cash provided by (used in) operating activities	(540,840)	1,567,101

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	-	11,249
Transfers to restricted cash	-	(1,291,746)
Purchases of property and equipment	(69,527)	(439,219)
Costs incurred for development of internal-use software	(455,371)	-
Net cash used in investing activities	(524,898)	(1,719,716)

Cash flows from financing activities:
Repayments of former line of credit, net	-	(3,248,594)
Proceeds from stock options exercised	131,745	80,000
Principal payments on capital leases	(96,401)	(7,561)
Excess tax benefits from stock-based compensation	15,345	-
Net cash provided by (used in) financing activities	50,689	(3,176,155)

Net decrease in cash and cash equivalents	(1,015,049)	(3,328,770)

Cash and cash equivalents at beginning of period	12,450,650	12,653,958

Cash and cash equivalents at end of period	$11,435,601	$9,325,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDAIRY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$131,409	$131,470
Income taxes paid	$517,791	$576,583

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$1,308,533	$495,600
Leasehold improvements increased for deferred rent	$-	$83,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 1. Nature of Operations

Overview

interclick, inc. (the “Company” or “interclick”) is a technology company providing solutions for data-driven advertising.  Combining scalable media execution capabilities with analytical expertise, interclick delivers exceptional results for marketers.  The Company’s proprietary Open Segment Manager (“OSM”) platform organizes and valuates billions of data points daily to construct the most responsive digital audiences for major digital marketers.  The Company generates revenue by serving as a principal in transacting online display advertising between agency clients and third party website publishers.  Substantially all of the Company’s revenues are generated in the United States.

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

The Company is particularly sensitive to industry seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) campaigns, which are strongest in the fourth quarter and weakest in the first quarter.  While not necessarily indicative of future seasonality, the Company’s revenue mix in 2010 was as follows: 14.0% in the first quarter, 21.4% in the second quarter, 26.1% in the third quarter, and 38.5% in the fourth quarter.

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2011 and 2010, our statement of changes in stockholders’ equity for the three months ended March 31, 2011 and our financial position as of March 31, 2011, have been made.  The results of operations for such interim period are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, as filed with the SEC on March 22, 2011.  The December 31, 2010 consolidated balance sheet is derived from those statements.

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

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of interclick, inc. and its wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company’s customer agreements are primarily entered into with agencies which manage campaigns on behalf of brand advertisers.  Such agreements are governed by standard terms and conditions for Internet Advertising as prescribed by the Interactive Advertising Bureau.  Under these agreements, the Company holds the agency liable for payments to the extent proceeds have cleared from the advertiser to the agency for campaigns placed in accordance with the agreement.  For sums not cleared to the agency, the Company may hold the advertiser solely liable.  Write-offs of accounts receivable are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluated other circumstances that indicate that the Company should abandon such efforts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the assets per the following table.  Leasehold improvements are amortized over the lesser of the estimated useful life or the term of the underlying lease.  Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

The following table reflects the estimated useful lives of the various categories of property and equipment:

Category	Depreciation Term
Computer equipment	3-5 years
Software	3 years
Furniture and fixtures	3-5 years
Office equipment	3-5 years
Leasehold improvements	5 years

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Intangible Assets

The Company records the purchase of intangible assets not acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other” and records intangible assets acquired in a business combination in accordance with ASC Topic 805 “Business Combinations”.

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

Expenditures for software developed for internal use are capitalized and amortized over a three-year period on a straight-line basis.  For software developed for internal use, the Company capitalizes costs in accordance with the provisions of ASC 350-40 “Internal Use Software.”  The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal-use software.  In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use software projects.  The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects.  Costs associated with preliminary project state activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  The Company also expenses internal costs related to minor upgrades and enhancements related activities, as it is impractical to separate these costs from normal maintenance activities.  Internal-use software is being amortized over three years.

Revenue Recognition

Revenues consist of amounts charged to customers, net of discounts and credits for serving advertising impressions, click-throughs or other actions placed on our publisher vendor's websites. The Company's revenue is recognized in the period that the advertising impressions, click-throughs or actions occur when lead-based information is delivered or, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable. The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the fees are fixed or determinable, (iii) no significant Company obligations remain, and (iv) collection of the related receivable is reasonably assured.

Recently Adopted Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-13, “Compensation – Stock Compensation”.  This update clarified the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.    The adoption of ASU 2010-13 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 3. Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Computer equipment	$4,298,361	$2,926,114
Furniture and fixtures	195,597	195,597
Software	183,207	183,207
Leasehold improvements	173,764	173,764
Office equipment	28,257	22,443
	4,879,186	3,501,125
Accumulated depreciation and amortization	(1,418,712)	(1,217,404)
Property and equipment, net	$3,460,474	$2,283,721

Property and equipment held under capitalized leases of $2,936,738 and $1,628,203 at March 31, 2011 and December 31, 2010, respectively, are included in computer equipment above.

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010, was $201,308 and $142,962, of which $99,240 and $31,768 pertained to capitalized leases for the three months ended March 31, 2011 and 2010, respectively.  Accumulated depreciation and amortization related to capitalized leases amounted to $298,266 and $199,026 as of March 31, 2011 and December 31, 2010, respectively.

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Depreciation and amortization expense is included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

Note 4. Intangible Assets

Intangible assets consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Internal-use software	455,371	-
Domain name	683	683
	1,786,054	1,330,683
Accumulated amortization	(1,116,965)	(1,067,350)
Intangible assets, net	$669,089	$263,333

The following is a schedule of estimated future amortization expense of intangible assets as of March 31, 2011:

Year Ending December 31,
2011	$230,385
2012	257,124
2013	151,790
2014	29,790
Total	$669,089

Note 5.  Capital Lease Obligations

In February 2011, the Company purchased computer equipment for $676,638 through a capital lease agreement, bearing interest of 6.02%, per annum, payable in 12 quarterly installments of $62,055.

In March 2011, the Company purchased computer equipment for $393,156 through a capital lease agreement, bearing interest of 6.02%, per annum, payable in 12 quarterly installments of $36,056.

In March 2011, the Company purchased computer equipment for $14,598 through a capital lease agreement, bearing interest of 6.05%, per annum, payable in 12 quarterly installments of $1,339.

In March 2011, the Company purchased computer equipment for $224,143 through a capital lease agreement, bearing interest of 6.05%, per annum, payable in 12 quarterly installments of $20,556.

Capital lease obligations consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Capital lease obligations	$2,628,166	$1,416,034
Less: Current maturities	(911,580)	(483,583)
Amount due after one year	$1,716,586	$932,451

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 6. Commitments and Contingencies

Minimum Fees

The Company is party to multi-year agreements with third parties whereby the Company is obligated to pay minimum publisher, data and ad verification fees of approximately $10,147,000 in 2011 and $72,000 in 2012. Under the agreements, the Company expensed approximately $1,957,000 and $383,000 in fees under these agreements for the three months ended March 31, 2011 and 2010, respectively.

Legal Matters

On or about December 8, 2010, Sonal Bose commenced an action in the United States District Court for the Southern District of New York (Sonal Bose v. Interclick, Inc., Case No. 10 Civ. 9183-DAB (S.D.N.Y.)) alleging that interclick engaged in certain activities that plaintiff claims violate electronic privacy and computer use laws.  The plaintiff asserts federal and state law claims, and seeks compensatory, statutory, and punitive damages, restitution, and reimbursement of expenses and attorney’s fees.  The plaintiff also seeks injunctive and declaratory relief and class action certification.

Plaintiff also had brought a related action in the United States District Court for the Southern District of New York against certain of our advertisers, which has been voluntarily dismissed as a separate action now that plaintiff has filed an Amended Complaint naming the advertisers as defendants in the action against the Company.  The Company is providing for the defense of the advertisers.

Motions to dismiss the suit by the Company and by the advertisers are pending.  As noted in the motions to dismiss, interclick believes the case is entirely without merit and interclick intends to vigorously defend its prior practices and technology.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 7. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at March 31, 2011 and December 31, 2010.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of common stock having a par value of $0.001 per share, of which 24,508,501 and 24,065,611 shares were issued and outstanding at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, proceeds of $131,745 were received and an aggregate of 52,290 shares were issued as a result of stock option exercises.

Stock Warrants

On April 15, 2010, as part of a consulting agreement, the Company issued to an investor relations firm a three-year warrant to purchase 25,000 shares of common stock exercisable at $4.44 per share for services to be rendered over a 12-month period.  Accordingly, the Company has recognized stock-based compensation of $35,094 for the three months ended March 31, 2011.

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

A summary of the Company’s warrant activity during the three-months ended March 31, 2011 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2010	873,219	$3.67
Granted	-
Exercised	-
Forfeited	-
Expired	-

Balance Outstanding, March 31, 2011	873,219	$3.67	1.60	$2,953,629

Exercisable, March 31, 2011	873,219	$3.67	1.60	$2,953,629

Stock Incentive Plan and Stock Option Grants to Employees and Directors

During the three months ended March 31, 2011, the Company granted 383,500 stock options, all of which were issued under the 2007 Incentive Stock and Award Plan (the “2007 Award Plan”), at various exercise prices ranging from $5.01 to $6.40 per share.  The options granted vest pro rata over three years; all options expire ten years from the grant date.

As of March 31, 2011, 480,759 shares were remaining under the 2007 Award Plan for future issuance.

The total fair value of stock options granted to employees and directors during the three months ended March 31, 2011 was $1,623,162, which is being recognized over the respective vesting periods.  The Company recorded compensation expense of $59,248 for the three months ended March 31, 2011 in connection with these stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 “Compensation – Stock Compensation” requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the three months ended March 31, 2011 and 2010:

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
	For the	For the
	Three Months Ended	Three Months Ended
Assumptions	March 31, 2011	March 31, 2010
Expected life (years)	6.0	3.5 - 3.75
Expected volatility	93.2% - 95.6%	106.1% - 110.1%
Weighted-average volatility	94.4%	108.1%
Risk-free interest rate	2.14% - 2.66%	2.23% - 2.69%
Dividend yield	0.00%	0.00%

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

A summary of the Company’s 2007 Award Plan stock option activity for employees and directors during the three months ended March 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2010	5,134,792	$2.69
Granted	383,500	$5.50
Exercised	(44,790)	$2.53
Forfeited	(32,874)	$3.65
Expired	–	–
Balance Outstanding, March 31, 2011	5,440,628	$3.12	3.3	$20,349,250

Exercisable, March 31, 2011	2,838,311	$2.53	2.3	$12,302,749

Outstanding, Exercisable and Expected to Vest at March 31, 2011	5,350,133	$3.10	3.3	$20,125,550

The balance of options outstanding at December 31, 2010 in the table above includes awards granted under the 2007 Award Plan and the 2007 Equity Incentive Plan, under which there were no shares available for future issuance.  The table above excludes 150,000 options granted to a director of the Company on June 29, 2009, at a strike price of $2.40 that had been granted outside of the 2007 Award Plan and 2007 Equity Incentive Plan.

The weighted-average grant-date fair value of options granted to employees during the three months ended March 31, 2011 and 2010 was $4.23 and $3.17, respectively.  The total intrinsic value of options exercised by employees during the three months ended March 31, 2011 and 2010 was $136,612 and $130,550, respectively.

During the three months ended March 31, 2011 and 2010, the Company recognized an aggregate amount of $1,081,518 and $817,572, respectively, of stock-based compensation for options granted.

Nonvested Common Stock Grants to Employees and Directors

On March 21, 2011, executive officers and members of the Board of Directors were granted an aggregate of 387,500 shares of restricted common stock, under the 2007 Award Plan, having a fair value of $2,344,375 (based on a quoted trading price of $6.05 per share) that will vest in one-third installments on an annual basis.  Accordingly, the Company has recognized stock-based compensation of $23,273 for the three months ended March 31, 2011.

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

During the three months ended March 31, 2011 and 2010, the Company recognized an aggregate amount of $43,714 and $32,010, respectively, of stock-based compensation for nonvested shares of common stock issued to employees and directors.

		Weighted
		Average
	Number of	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2010	46,198	$4.36
Granted	392,500	$6.05
Vested	(1,758)	$2.00
Forfeited	(1,900)	$5.21
Nonvested at March 31, 2011	435,040	$5.89

The total fair value of shares vested to employees during the three months ended March 31, 2011 and 2010 was $12,394 and $49,951, respectively.

As of March 31, 2011, there was $2,507,649 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.86 years.

Other Stock-Based Option Awards to Nonemployees

On March 21, 2011, 5,000 restricted shares of common stock were granted to an advisor and will vest on March 21, 2012.  Accordingly, the Company has recognized stock-based compensation of $1,057 for the three months ended March 31, 2011.

As of March 31, 2011, there were 112,500 options outstanding out of 150,000 options granted in July 2009 to advisors.  The options were granted outside of the 2007 Award Plan and 2007 Equity Incentive Plan, have an exercise price of $2.48, and vest quarterly through March 2013.

Note 8. Earnings per Share

Components of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 were as follows:

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

	For the Three Months Ended March 31, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income	$109,553

Basic EPS
Income available to common stockholders	$109,553	24,036,621	$0.00

Effect of Dilutive Securities
Stock options	-	1,518,754
Stock warrants	-	305,137
Nonvested shares	-	18,538

Diluted EPS
Income available to common stockholders + assumed conversions	$109,553	25,879,050	$0.00

	For the Three Months Ended March 31, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income	$205,070

Basic EPS
Income available to common stockholders	$205,070	23,608,691	$0.01

Effect of Dilutive Securities
Stock options	-	1,957,450
Stock warrants	-	296,660
Nonvested shares	-	15,162

Diluted EPS
Income available to common stockholders + assumed conversions	$205,070	25,877,963	$0.01

Options to purchase 1,138,543 shares of common stock were outstanding during the three months ended March 31, 2011, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.  In addition, 337,500 nonvested shares were not included in the computation of diluted earnings per share because the number of shares assumed purchased (calculated using the compensation cost attributed to future services and not yet recognized) under the treasury stock method exceeds the number of shares that would be issued.

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

INTERCLICK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 9. Income Taxes

Income tax expense amounting to $73,618 for the three months ended March 31, 2011 is based on the Company's estimate of the effective tax rate expected to be applicable for the full year 2011.  The effective tax rate of 40.2% for the three months ended March 31, 2011 differs from the statutory federal rate principally because of the effect of state income taxes and non-deductible expenses.  The effective tax rate is based on the Company's best estimate of projected taxable income through the end of 2011.

The Company recorded an income tax benefit for the three months ended March 31, 2010 of $1,079,108.  The tax benefit was based on the Company's estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rate of 123.5% for the three months ended March 31, 2010 differs from the statutory rate principally because of state income taxes, a valuation allowance established on capital loss carryforwards and other non-deductible expenses.

Note 10. Concentrations

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in three financial institutions.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits.  As of March 31, 2011 there was approximately $916,000 in excess of FDIC insurable limits.

Concentration of Revenues, Accounts Receivable and Publisher Expense

For the three months ended March 31, 2011 and 2010, the Company had concentrations of revenues with agency customers representing revenues equaling 10% or greater as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
Agency	Less than 10%	14.2%
Agency	Less than 10%	11.3%

At March 31, 2011 and December 31, 2010, concentration of accounts receivable with individual agency customers representing 10% or greater of accounts receivable was as follows:

	March 31, 2011	December 31, 2010
Agency	10.4%	13.8%
Agency	10.1%	Less than 10%

For the three months ended March 31, 2011 and 2010, the Company made significant purchases of advertising impressions from a publisher with a percentage of total publisher expense (included in cost of revenues) equaling 10% or greater as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
Publisher	15.9%	25.2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K/A for the year ended December 31, 2010 filed with the SEC on March 22, 2011

This following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure, EBITDA. EBITDA represents operating income before interest, taxes, depreciation and amortization, including stock-based compensation.  EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss, income or loss from operations or any other measure for determining operating performance or liquidity, as determined under GAAP. We have included a reconciliation of our non-GAAP financial measure to net income. See page 8 of this report.

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

Company Overview

interclick, inc. (“interclick” or the “Company”) is a technology company providing solutions for data-driven advertising.  Combining scalable media execution capabilities with analytical expertise, interclick delivers exceptional results for marketers.  The Company’s proprietary Open Segment Manager (“OSM”) platform organizes and valuates billions of data points daily to construct the most responsive digital audiences for major digital marketers.  We generate our revenue by serving as a principal in transacting online display advertising between agency clients and third party website publishers.  Substantially all of the Company’s revenues are generated in the United States.

interclick is particularly sensitive to seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) branded advertisers campaigns, which are strongest in the fourth quarter and weakest in the first quarter.

Significant events which affected our results of operations include:

•	Revenues for the three months ended March 31, 2011 increased 67.5% to $23,786,151 from $14,201,857 for the three months ended March 31, 2010;

•	Gross profit percentage for the three months ended March 31, 2011 was 46.7% as compared to 44.9% for the three months ended March 31, 2010;

•	Operating expenses were 45.2% of revenue for the three months ended March 31, 2011 compared to 47.4% of revenue for the three months ended March 31, 2010;

•	Headcount increased to 118 people at March 31, 2011 from 91 people at March 31, 2010;

•	EBITDA (a non-GAAP measure) for the three months ended March 31, 2011 was $1,775,327 compared to $688,400 for the three months ended March 31, 2010; and

•	Operating income for the three months ended March 31, 2011 was $363,021 compared to an operating loss of ($343,644) for the three months ended March 31, 2010.

•
Net income for the three months ended March 31, 2011 was $109,553 or $0.00 per diluted share, compared to $205,070 or $0.01 per diluted share for the three months ended March 31, 2010.  Results for the three months ended March 31, 2011 included an income tax expense of $73,618.  Results for the three months ended March 31, 2010 included an income tax benefit of $1,079,108 and an other than temporary impairment of available-for-sale securities of $458,538.

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Revenues

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Revenues	$23,786,151	$14,201,857	$9,584,294	67.5%

Our revenue growth is attributed primarily to an increase in the number of clients seeking interclick’s solution and higher average revenue per advertising campaign.

The continued overall growth in online advertising, the planned further enhancements to our technology including the launch of a video platform in the first quarter of 2011, our ability to acquire quality advertising impressions from publishers, and our effectiveness at providing data integrations across campaigns, gives us confidence we will continue to increase our overall advertising client base and revenues on a year-over-year basis for the foreseeable future.

Cost of Revenues and Gross Profit

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Cost of revenues	$12,681,445	$7,819,181	$4,862,264	62.2%
Percentage of revenues	53.3%	55.1%

 The increase in our cost of revenues is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers.  Cost of revenues is comprised primarily of the amounts paid for advertising impressions, third-party data, ad verification, privacy notification, ad serving and rich media expenses directly associated with given campaigns.   The decrease in cost of revenues as a percentage of revenue is primarily attributable to favorable market conditions and continual improvements in our supply chain management efficiency.  This decrease is partially offset by higher data, ad verification and privacy notification fees.

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Gross profit	$11,104,706	$6,382,676	$4,722,030	74.0%
Percentage of revenues	46.7%	44.9%

The overall increase in gross profit dollars is the primary result of the increase in revenue largely offset by higher cost of revenues.  The increase in gross profit as a percentage of revenue in 2011 from 2010 is attributable the lower year-over-year growth in cost of revenues as compared to revenues.    We expect gross margin percentages will continue to range in the mid to low 40’s due to industry seasonal fluctuations and varying costs in connection with the dynamic mix of advertising campaigns, data,  ad verification and privacy notification efforts.

Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses for the three months ended March 31, 2011 increased to $10,741,685 from $6,726,320 for the three months ended March 31, 2010, an increase of $4,015,365 or 59.7%.  As a percentage of revenues, operating expenses decreased to 45.2% for the three months ended March 31, 2011, from 47.4% for the three months ended March 31, 2010, representing improved operating efficiency as the business expanded. The increase was primarily attributable to headcount expansion from 91 employees as of March 31, 2010 to 118 employees as of March 31, 2011 (a headcount increase of 30%), higher sales and marketing expenses overall and overhead expenditures necessary to support interclick’s increased business.  The majority of hiring was in the operations, technology, product and sales areas to support the growth of our business and the ongoing innovation, development and marketing of our technology platform, including OSM.    We expect to continue hiring aggressively in 2011, albeit at a slower pace than revenue growth.

In the first quarter of 2011, we began capitalizing the costs of internal-use software development projects.  In connection with these projects, we capitalized approximately $455,000 of payroll and payroll related costs attributable to the product development personnel in our technology support group.  These costs are amortized over three years as intangible assets as discussed further below.

General and Administrative

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

General and administrative	$5,401,876	$3,230,528	$2,171,348	67.2%
Percentage of revenues	22.7%	22.7%

General and administrative expenses consist primarily of executive, finance, administrative, operations and product support compensation (including stock-based compensation), facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.   The increase in general and administrative expenses is primarily attributable to our headcount expansion, expenditures necessary to support interclick’s increased business, such as rent, depreciation and insurance, as well as approximately $685,000 of legal litigation expenses that did not occur in the prior year period.  While overall general and administrative expenses increased year-over-year, they remained constant as a percentage of revenue due to the Company’s substantial growth in revenues. The Company expects general and administrative expenses as a percentage of revenue to generally decline as the business expands, despite legal litigation costs which are currently expected to range between approximately $1.25 million and $2.0 million in 2011.

Sales and Marketing

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Sales and marketing	$4,389,523	$2,116,714	$2,272,809	107.4%
Percentage of revenues	18.5%	14.9%

Sales and marketing expenses consist primarily of compensation (including sales commissions and stock-based compensation) for sales and marketing personnel, sales support resources, marketing and advertising efforts, and industry event expenses.  The increase in our sales and marketing expenses is primarily attributable to higher sales commisions, costs incurred in connection with the Company’s marketing and advertising initiatives to promote interclick's brand, and head count expansion.  The Company expects to continue its marketing and advertising efforts for the foreseeable future.

Technology Support

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Technology support	$900,671	$1,339,578	$(438,907)	-32.8%
Percentage of revenues	3.8%	9.4%

Technology support consists primarily of compensation (including stock-based compensation) of technology support and related resources. Technology support and related resources have been directed primarily towards continued development and enhancement of our OSM and ad serving platforms, including the integration of data providers, and ongoing maintenance and improvement of our technology infrastructure, including expansion of our data center facilities.

The decrease in technology support is primarily due to the capitalization of approximately $455,000 of internal-use software costs in the first quarter of 2011.  Such costs included payroll and payroll related costs attributable to the product development personnel in our technology support group.  We expect to capitalize additional costs associated with the development of internal-use software in the near-term.

As a technology-centric company, interclick is highly dependent on technology related costs to support its infrastructure operations, and differentiated product offerings in the marketplace.  The Company expects that its efforts in this regard will continue to help drive revenue growth for the foreseeable future.

Amortization of Intangible Assets

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Amortization of intangible assets	$49,615	$39,500	$10,115	25.6%
Percentage of revenues	0.2%	0.3%

Amortization of intangible assets includes amortization of customer relationships, developed technology, internal-use software and a domain name acquired through the Desktop acquisition in 2007.   The increase in amortization of intangible assets expense is attributable to the capitalization and amortization of internal-use software beginning in the first quarter of 2011.

Other Income (Expense)

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Other income (expense)	$(179,850)	$(530,394)	$350,544	-66.1%
Percentage of revenues	-0.8%	-3.7%

Other income (expense) consists of interest expense, interest income, other than temporary impairment of available-for-sale securities, and warrant derivative liability income.  The increase in our interest expense from $102,409 for the three months ended March 31, 2010 to $182,201 for the three months ended March 31, 2011 is primarily attributable to higher outstanding borrowings under our current line of credit versus our former line of credit, which is partially offset with savings from more favorable borrowing rates on our current line of credit.  The increase is also partially attributable to increased interest expense incurred on capitalized leases for computer equipment purchased during 2010 and during the three months ended March 31, 2011. The decrease in the loss on other than temporary impairment of available-for-sale securities from $458,538 for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011 is attributable to impairments  recognized on available-for-sale securities during 2010, along with the sale of approximately 7,000,000 shares of such securities in December 2010 resulting in the reduction of the carrying value of the available-for-sale securities to $609 at December 31, 2010.  Accordingly, no material impairments or loss on these available-for-sale securities is expected to occur in future periods.

Income Tax (Expense) Benefit

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Income tax (expense) benefit	$(73,618)	$1,079,108	$(1,152,726)	-106.8%
Percentage of revenues	-0.3%	7.6%

Income tax expense for the three months ended March 31, 2011 is attributable to the increased taxable income generated by the Company for the three months ended March 31, 2011 over for the three months ended March 31, 2010.    The income tax benefit recognized for the three months ended March 31, 2010 was attributable to the effective tax rate projected for the full year 2010 applied to the Company’s pre-tax book loss for the three months ended March 31, 2010.  The Company’s effective tax rate for the three months ended March 31, 2011 was 40.2%.  The Company currently estimates that its effective tax rate will be in the low 40s percentage range in the near-term.

Net Income

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Net income	$109,553	$205,070	$(95,517)	-46.6%
Percentage of revenues	0.5%	1.4%

The decrease in net income is primarily attributable to a significant income tax benefit recognized in the three months ended March 31, 2010.  Income (loss) before income taxes increased from a loss of ($874,038) for the three months ended March 31, 2010 to income of $183,171 for the three months ended March 31, 2011.  This was largely attributable to strong revenue growth, operating expenses growing at a slower pace than revenues, and no impairment on available-for-sale securities.  The increase was partially offset by higher interest expense and increases in assets under capitalized leases.

Reconciliation of GAAP to Non-GAAP Measure

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010

GAAP net income	$109,553	$205,070

Income tax expense (benefit)	73,618	(1,079,108)

Income (loss) before income taxes	183,171	(874,038)

Interest expense	182,201	102,409
Interest income	(2,351)	(8,868)
Warrant derivative liability income	-	(21,685)
Other than temporary impairment of available-for sale securities	-	458,538

Operating income (loss)	363,021	(343,644)

Stock-based compensation	1,161,383	849,582
Amortization of intangible assets	49,615	39,500
Depreciation	201,308	142,962

EBITDA	$1,775,327	$688,400

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2011 totaled $540,840 and resulted primarily from net income of $109,553, adjusted for non-cash items, including stock-based compensation of $1,161,383, and depreciation and amortization expense of $250,923.  In addition to these non-cash adjustments, cash was positively affected by a decrease in accounts receivable of $8,582,987, due to our industry’s seasonally weakest revenues in the first quarter, more than offset by collections on our industry’s seasonally strongest revenues from the fourth quarter.   These increases were more than offset by seasonally strong decreases in accounts payable of $8,495,641, accrued expenses of $1,404,015 primarily attributable to the payment of 2010 bonuses, and an increase in prepaid expenses and other current assets of $723,714, including prepaid income taxes of $440,665.

Net cash provided by operating activities during the three months ended March 31, 2010 totaled $1,567,101 and resulted primarily from net income from continuing operations of $205,070, adjusted for non-cash items, including stock-based compensation of $849,582, an other than temporary impairment of available-for-sale securities of $458,538, depreciation and amortization expense of $182,462, and a deferred tax benefit of $1,684,957.  In addition to these non-cash adjustments, cash was positively affected by a decrease in accounts receivable of $6,451,620, due to our industry’s seasonally weakest revenues in the first quarter, more than offset by collections on our industry’s seasonally strongest revenues from the fourth quarter.   These increases were partially offset by seasonally strong decreases in accounts payable of $3,674,840, and accrued expenses of $1,218,173 primarily attributable to the payment of 2009 bonuses.

Net cash used in investing activities during the three months ended March 31, 2011 totaled $524,898 and resulted primarily from the purchase of $69,527 of property and equipment, which were necessary as we continue to build out our technology infrastructure and $455,371 of costs associated with the development of our various internal-use software platforms, including enhancements to OSM.

Net cash used in investing activities during the three months ended March 31, 2010 totaled $1,719,716 and resulted primarily from $439,219 of purchases of property and equipment and the transfer of $1,291,746 of cash to restricted cash related to certificates of deposit securing letters of credit.

Net cash provided by financing activities during the three months ended March 31, 2011 was $50,689 and resulted primarily from proceeds of $131,745 received from the exercise of stock options, was partially offset by $96,401 of payments made on the capitalized leases for property and equipment acquired.

Net cash used in financing activities during the three months ended March 31, 2010 was $3,176,155 and resulted primarily from net repayments of $3,248,594 under the former Crestmark Commercial Capital Lending, LLC (“Crestmark”) line of credit, partially offset by proceeds of $80,000 received from the exercise of stock options.

During three months ended March 31, 2011, we acquired $1,378,061 in capital assets, including $1,308,534 of computer equipment through conventional capital leases.   These additions further enhance the features and scale of our technology assets, which are necessary to support both the realization of growth objectives as well as to advance interclick’s present competitive position.  For the remainder of 2011, we expect to acquire up to approximately $1,600,000 in additional capital assets, a portion of which will likely be financed through capital leases.

As of March 31, 2011, the balance outstanding on the SVB line of credit was $8,500,000.  As of March 31, 2011, the Company had $6,500,000 of borrowing capacity available under the SVB line of credit based on the availability of eligible accounts receivable.

As of March 31, 2011, the Company has an outstanding standby letter of credit in the amount of $294,700 for the benefit of the landlord of the Company’s New York office facilities.  This letter of credit is secured by a certificate of deposit, which at March 31, 2011, is classified as restricted cash, a non-current asset.

At March 31, 2011, interclick had working capital of $25,757,536  including $11,435,601 in cash and cash equivalents, $498,816 in a short-term investment, and $500,379 in near-term restricted cash.  interclick’s working capital is impacted by the seasonal nature of its business, whereby revenue and receivables are typically weakest in the first quarter and strongest in the fourth quarter.  As of May 6, 2011, interclick had approximately $18,757,000 of cash and cash equivalents and $797,000 in total restricted cash.   Due to this cash position, full use of the SVB line of credit has recently not been necessary.  interclick has delivered positive EBITDA for more than two years.  We discuss this non-GAAP financial measure and its limitations under Company Overview above.   Management anticipates that revenues will continue to increase for the foreseeable future.   For all of these reasons, interclick expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

Related Party Transactions

No related party transactions had a material impact on our operating results.

New Accounting Pronouncements

See Note 2 to our financial statements included in this report for discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others.

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

Allowance for Doubtful Accounts

Management is particularly attentive to the length of accounts receivable collection cycles and the related possibility of an increase in bad debts.    Management continuously monitors the credit worthiness of our customers and the aging of accounts receivable to identify accounts receivable balances which may be deemed uncollectible and to establish an appropriate allowance based upon historical collection and write-off experience.  The Company’s customer agreements are primarily entered into with agencies which manage campaigns on behalf of brand advertisers.  Such agreements are governed by standard terms and conditions for Internet Advertising as prescribed by the Interactive Advertising Bureau.  Under these agreements, the Company holds the agency liable for payments to the extent proceeds have cleared from the advertiser to the agency for campaigns placed in accordance with the agreement.  For sums not cleared to the agency, the Company may hold the advertiser solely liable.  Write-offs of accounts receivable are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluate other circumstances that indicate that the Company should abandon such efforts.

The Company’s bad debt reserve was $529,672, or approximately 1.45% of gross accounts receivable as of March 31, 2011 as compared to $563,512, or 1.25% of gross accounts receivable as of December 31, 2010.

Internal-Use Software

The Company’s policy with respect to internal-use software provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use software.  In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with developing internal use software projects.  The amount of capitalizable payroll costs is limited to the time directly spent on such projects.  Costs associated with preliminary project state activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  The Company also expenses internal costs related to minor upgrades and enhancements related activities, as it is impractical to separate these costs from normal maintenance activities.

Revenue Recognition

Revenues consist of amounts charged to customers, net of discounts, credits and amounts paid for serving advertising impressions, click-throughs or other actions placed on our publisher vendor’s websites.  The Company’s revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable.  The Company recognizes revenue as a principal on a gross basis when the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the fees are fixed or determinable, (iii) no significant Company obligations remain, and (iv) collection of the related receivable is reasonably assured.

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

Evaluation of Disclosure Controls and Procedures .  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting . There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time-to-time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.

On or about December 8, 2010, Sonal Bose commenced an action in the United States District Court for the Southern District of New York (Sonal Bose v. Interclick, Inc., Case No. 10 Civ. 9183-DAB (S.D.N.Y.)) alleging that interclick engaged in certain activities that plaintiff claims violate electronic privacy and computer use laws.  The plaintiff asserts federal and state law claims, and seeks compensatory, statutory, and punitive damages, restitution, and reimbursement of expenses and attorney’s fees.  The plaintiff also seeks injunctive and declaratory relief and class action certification.

Plaintiff also had brought a related action in the United States District Court for the Southern District of New York against certain of our advertisers, which has been voluntarily dismissed as a separate action now that plaintiff has filed an Amended Complaint naming the advertisers as defendants in the action against the Company.  The Company is providing for the defense of the advertisers.

Motions to dismiss the suit by the Company and by the advertisers are pending.  As noted in the motions to dismiss, interclick believes the case is entirely without merit and interclick intends to vigorously defend its prior practices and technology.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit #	Exhibit Description	Filed or Furnished Herewith

31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

interclick, inc.

May 10, 2011	/s/ Michael Katz
Michael Katz
Chief Executive Officer
(Principal Executive Officer)

May 10, 2011	/s/ Roger Clark
Roger Clark
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Exhibit Description	Filed or Furnished Herewith

31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished