Form 10-Q
period 2011-06-30
interclick, inc.
filed 2011-08-11
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at August 5, 2011
Common Stock, $0.001 par value per share	24,713,665 shares

PART I – FINANCIAL INFORMATION

INTERCLICK, INC. AND SUBSIDIARY

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
Assets	(unaudited)	(Note 1)

Current assets:
Cash and cash equivalents	$12,723,559	$12,450,650
Short-term investment	499,508	498,132
Restricted cash	500,815	500,388
Accounts receivable, net of allowance for doubtful accounts of $439,778 and $563,512, respectively	31,561,892	44,517,434
Deferred taxes, current portion	463,975	457,185
Prepaid expenses and other current assets	3,840,955	763,680
Total current assets	49,590,704	59,187,469

Restricted cash	297,633	296,610
Property and equipment, net	3,582,216	2,283,721
Intangible assets, net	1,140,026	263,333
Goodwill	7,909,571	7,909,571
Deferred line of credit costs, net of accumulated amortization of $50,268 and $19,109, respectively	75,573	106,732
Deferred taxes, net of current portion	2,915,809	2,715,655
Other assets	567,588	208,182

Total assets	$66,079,120	$72,971,273

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,606,940	$20,147,129
Accrued expenses (includes accrued compensation of $2,440,362 and $3,274,004, respectively)	3,830,003	4,772,188
Line of credit payable	4,000,000	8,500,000
Obligations under capital leases, current portion	939,985	483,583
Deferred rent, current portion (includes cease-use liability of $84,576 and $78,193, respectively)	130,192	89,325
Total current liabilities	22,507,120	33,992,225

Obligations under capital leases, net of current portion	1,584,486	932,451
Deferred rent (includes cease-use liability of $265,778 and $306,578, respectively)	569,363	630,124
Other liabilities	348,915	-
Total liabilities	25,009,884	35,554,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 24,699,363 and 24,065,611 issued and outstanding, respectively	24,699	24,065
Additional paid-in capital	49,532,768	46,626,284
Accumulated deficit	(8,488,231)	(9,233,876)
Total stockholders’ equity	41,069,236	37,416,473

Total liabilities and stockholders’ equity	$66,079,120	$72,971,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$29,031,119	$21,659,883	$52,817,270	$35,861,740
Cost of revenues	17,097,653	12,034,487	29,779,098	19,853,668
Gross profit	11,933,466	9,625,396	23,038,172	16,008,072

Operating expenses:
General and administrative	4,985,318	3,873,745	10,503,214	7,104,273
Sales and marketing	4,164,583	3,087,183	7,963,771	5,203,897
Technology support	1,596,462	1,419,362	2,971,448	2,758,940
Amortization of intangible assets	83,186	39,500	132,801	79,000
Total operating expenses	10,829,549	8,419,790	21,571,234	15,146,110

Operating income	1,103,917	1,205,606	1,466,938	861,962

Other income (expense):
Interest income	1,909	8,151	4,260	17,019
Warrant derivative liability income (expense)	-	(272)	-	21,413
Other than temporary impairment of available-for-sale securities	-	-	-	(458,538)
Interest expense	(134,133)	(74,537)	(316,334)	(176,946)
Total other expense, net	(132,224)	(66,658)	(312,074)	(597,052)

Income before income taxes	971,693	1,138,948	1,154,864	264,910

Income tax expense	(335,601)	(1,218,234)	(409,219)	(139,126)

Net income (loss)	636,092	(79,286)	745,645	125,784

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	-	(20,427)		(20,427)

Total comprehensive income (loss)	$636,092	$(99,713)	$745,645	$105,357

Earnings (loss) per share:
Basic	$0.03	$(0.00)	$0.03	$0.01
Diluted	$0.02	$(0.00)	$0.03	$0.01

Weighted average number of common shares:
Basic	24,151,081	23,683,252	24,093,739	23,646,178
Diluted	26,545,822	23,683,252	26,233,038	24,820,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2011	24,065,611	$24,065	$46,626,284	$(9,233,876)	$37,416,473
Stock-based compensation			2,283,611		2,283,611
Issuances of restricted shares	392,500	393	(393)		-
Cancellation of restricted shares	(1,900)	(2)	2		-
Issuance of common shares for stock options and warrants exercised	225,126	225	562,743		562,968
Cashless exercise of warrants	18,026	18	(18)		-
Adjustment to additional paid-in-capital related to tax benefit of stock-based compensation			60,539		60,539
Net income				745,645	745,645
Balances, June 30, 2011 (unaudited)	24,699,363	$24,699	$49,532,768	$(8,488,231)	$41,069,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$745,645	$125,784
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,283,611	1,822,070
Other than temporary impairment of available-for-sale securities	-	458,538
Accrued interest income	(2,826)	-
Depreciation and amortization of property and equipment	455,876	320,356
Amortization of intangible assets	132,801	79,000
Recovery of bad debts	-	(140,077)
Amortization of deferred line of credit costs	31,159	-
Deferred tax benefit	(146,405)	(594,417)
Change in warrant derivative liability	-	(21,413)
Amortization of debt discount	-	4,972
Excess tax benefits from stock-based compensation	(60,539)	-
Changes in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	12,955,542	(35,613)
Prepaid expenses and other current assets	(2,717,563)	45,402
Other assets	-	(15,394)
Accounts payable	(6,540,189)	(442,026)
Accrued expenses	(1,312,388)	(672,039)
Deferred rent	(19,894)	525,302
Income taxes payable	-	(515,306)
Net cash provided by operating activities	5,804,830	945,139

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	-	11,250
Transfers to restricted cash	-	(1,292,960)
Purchases of property and equipment	(286,810)	(573,929)
Costs incurred for development of internal-use software	(1,009,494)	-
Net cash used in investing activities	(1,296,304)	(1,855,639)

Cash flows from financing activities:
Repayments of current line of credit, net	(4,500,000)	-
Repayments of former line of credit, net	-	(1,981,113)
Proceeds from stock options and warrants exercised	562,968	228,732
Principal payments on capital leases	(359,124)	(68,307)
Excess tax benefits from stock-based compensation	60,539	-
Net cash used in financing activities	(4,235,617)	(1,820,688)

Net increase (decrease) in cash and cash equivalents	272,909	(2,731,188)

Cash and cash equivalents at beginning of period	12,450,650	12,653,958

Cash and cash equivalents at end of period	$12,723,559	$9,922,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$286,657	$203,191
Income taxes paid	$3,000,211	$1,219,583

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$1,467,560	$495,600
Leasehold improvements increased for deferred rent	$-	$83,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1. Nature of Operations

Overview

Powered by OSM, interclick, inc. (the "Company" or "interclick") offers proprietary data-valuation capabilities combining analytical expertise and media fulfillment to help marketers navigate the complex data ecosystem to drive successful online display and video campaigns. OSM is a powerful solution which aggregates and organizes billions of data points from 3rd party providers - delivering actionable consumer insights, scalable audiences and the most effective campaign execution. The Company generates revenue by serving as a principal in transacting online display and online video advertising between agency clients and third party website publishers.  Substantially all of the Company’s revenues are generated in the United States.

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010, our statement of changes in stockholders’ equity for the six months ended June 30, 2011, cash flows for the six months ended June 30, 2011 and 2010, and our financial position as of June 30, 2011, have been made.  The results of operations for such interim period are not necessarily indicative of the operating results to be expected for the full year.

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

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and allowance for doubtful accounts, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of interclick, inc. and its wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated in consolidation.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable.

Credit is extended to customers based on an evaluation of their financial condition and other factors.  The Company generally does not require collateral or other security to support accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

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

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Intangible Assets

The Company records the purchase of intangible assets not acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other” and records intangible assets acquired in a business combination in accordance with ASC Topic 805 “Business Combinations”.

Customer relationships were fully amortized as of December 31, 2009 and were amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three-year life of the customer relationships.  Developed technology is being amortized on a straight-line basis over five years.  The domain name was amortized over its remaining useful life of six months at its acquisition date in August 2007.

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

Revenue Recognition

Revenues consist of amounts charged to customers, net of discounts and credits, for serving advertising impressions, click-throughs or other actions placed on our publisher vendor’s websites.  The Company’s revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable.  The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the fees are fixed or determinable, (iii) no significant Company obligations remain, and (iv) collection of the related receivable is reasonably assured.

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Computer equipment	$4,517,243	$2,926,114
Furniture and fixtures	313,825	195,597
Software	186,620	183,207
Leasehold improvements	198,261	173,764
Office equipment	39,547	22,443
	5,255,496	3,501,125
Accumulated depreciation and amortization	(1,673,280)	(1,217,404)
Property and equipment, net	$3,582,216	$2,283,721

Property and equipment held under capitalized leases of $3,095,764 and $1,628,203 at June 30, 2011 and December 31, 2010, respectively, are included in computer equipment above.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $455,876 and $320,356, respectively, of which $246,077 and $78,976 pertained to capitalized leases.  Accumulated depreciation and amortization related to capitalized leases amounted to $455,103 and $199,026 as of June 30, 2011 and December 31, 2010, respectively.

Note 4. Intangible Assets

Intangible assets consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Internal-use software	1,009,494	-
Domain name	683	683
	2,340,177	1,330,683
Accumulated amortization	(1,200,151)	(1,067,350)
Intangible assets, net	$1,140,026	$263,333

The following is a schedule of estimated future amortization expense of intangible assets as of June 30, 2011:

Year Ending December 31,
2011	$188,407
2012	324,146
2013	218,813
2014	55,606
Total	$786,972

As of June 30, 2011, there was $353,054 of internal-use software that had been capitalized, but the underlying software had not yet been placed in service.  Accordingly, this amount has not been included in the future amortization expense table above.

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

In April 2011, the Company purchased computer equipment for $14,598 through a capital lease agreement, bearing interest of 6.05%, per annum, payable in 12 quarterly installments of $1,339.

In April 2011, the Company purchased computer equipment for $224,143 through a capital lease agreement, bearing interest of 6.05%, per annum, payable in 12 quarterly installments of $20,556.

In June 2011, the Company purchased computer equipment for $159,026 through a capital lease agreement, bearing interest at 6.5%, per annum, payable in 36 monthly installments of $4,874.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 6. Commitments and Contingencies

Minimum Fees

The Company is party to multi-year agreements with third parties whereby the Company is obligated to pay minimum publisher, data and ad verification fees of approximately $7,324,000 in 2011 and $667,000 in 2012. The Company expensed approximately $7,429,000 and $874,000 in fees under these agreements for the six months ended June 30, 2011 and 2010, respectively.

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

Note 7. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at June 30, 2011 and December 31, 2010.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of common stock having a par value of $0.001 per share, of which 24,699,363 and 24,065,611 shares were issued and outstanding at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, proceeds of $562,968 were received and an aggregate of 225,126 shares were issued as a result of stock option and warrant exercises.

Stock Warrants

On April 15, 2010, as part of a consulting agreement, the Company issued to an investor relations firm a three-year warrant to purchase 25,000 shares of common stock exercisable at $4.44 per share for services to be rendered over a 12-month period.  Accordingly, the Company has recognized stock-based compensation of $35,094 for the six months ended June 30, 2011.

A summary of the Company’s warrant activity during the six-months ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2010	873,219	$3.67
Granted	-
Exercised	(57,725)	$3.93
Forfeited	-
Expired	-

Balance Outstanding, June 30, 2011	815,494	$3.65	1.36	$2,773,432

Exercisable, June 30, 2011	815,494	$3.65	1.36	$2,773,432

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On June 23, 2011, the shareholders of the Company ratified and approved the adoption of the 2011 Equity Incentive Plan (the “2011 Award Plan”).  The 2011 Award Plan provides for the grant of up to 1,722,760  shares of common stock and/or stock options to purchase shares of common stock (422,760 of which were transferred from the 2007 Incentive Stock and Award Plan (the “2007 Award Plan”) to directors, employees and consultants.  In connection with the adoption of the 2011 Award Plan, the Company will no longer grant any stock-based awards under the 2007 Award Plan.

The material terms of each option granted pursuant to the 2011 Award Plan shall contain the following terms: (i) that the purchase price of each share purchasable under an option shall not be less than 100% of the fair market value (as defined in the 2011 Award Plan) of such common share on the day prior to the date the option is granted, (ii) the term of each option shall be fixed, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods at the time of grant, options shall vest and become exercisable as to one-third of the total number of shares subject to the option on each of the first, second and third anniversaries of the date of grant.  Upon exercise of stock options, the Company will issue new common shares from the pool of authorized, unissued shares of the Company.

During the six months ended June 30, 2011, the Company granted 489,250 stock options, 481,000 of which were issued under the 2007 Award Plan and 8,250 of which were issued under the 2011 Award Plan, at various exercise prices ranging from $5.01 to $7.71 per share.  The options granted vest pro rata over three years; all options expire ten years from the grant date.

As of June 30, 2011, 1,717,843 shares were remaining under the 2011 Award Plan for future issuance.

The total fair value of stock options granted to employees and directors during the six months ended June 30, 2011 was $2,175,805, which is being recognized over the respective vesting periods.  The Company recorded stock-based compensation expense of $210,782 for the six months ended June 30, 2011 in connection with these stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected life, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 “Compensation – Stock Compensation” requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended June 30, 2011 and 2010:

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
Assumptions	June 30, 2011	June 30, 2010
Expected life (years)	6.0	3.5 - 3.75
Expected volatility	90.5% - 95.59%	102.6% - 110.1%
Weighted-average volatility	93.9%	107.4%
Risk-free interest rate	1.77% - 2.66%	2.02% - 2.69%
Dividend yield	0.00%	0.00%

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

A summary of the Company’s stock option activity under the Award Plans for employees and directors during the six months ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2010	5,134,792	$2.94
Granted	489,250	$5.80
Exercised	(197,626)	$2.48
Forfeited	(72,372)	$4.24
Expired	(3,335)	$4.99
Balance Outstanding, June 30, 2011	5,350,709	$3.20	3.2	$24,774,803

Exercisable, June 30, 2011	2,896,061	$2.55	2.2	$15,304,681

Outstanding, Exercisable and Expected to Vest at June 30, 2011	5,270,944	$3.18	3.2	$24,528,010

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

The weighted-average grant-date fair value of options granted to employees during the six months ended June 30, 2011 and 2010 was $4.45 and $3.09, respectively.  The total intrinsic value of options exercised by employees during the six months ended June 30, 2011 and 2010 was $838,019 and $136,749, respectively.

During the six months ended June 30, 2011 and 2010, the Company recognized an aggregate amount of $1,978,023 and $1,659,872, respectively, of stock-based compensation for options granted.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Nonvested Common Stock Grants to Employees and Directors

On March 21, 2011, executive officers and members of the Board of Directors were granted an aggregate of 387,500 shares of restricted common stock, under the 2007 Award Plan, having a fair value of $2,344,375 (based on a quoted trading price of $6.05 per share) that will vest in one-third installments on an annual basis.  Accordingly, the Company has recognized stock-based compensation of $215,804 for the six months ended June 30, 2011.

During the six months ended June 30, 2011 and 2010, the Company recognized an aggregate amount of $270,494 and $58,327, respectively, of stock-based compensation for nonvested shares of common stock issued to employees and directors.

		Weighted
		Average
	Number of	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2010	46,198	$4.36
Granted	392,500	$6.05
Vested	(3,516)	$2.00
Forfeited	(1,900)	$5.21
Nonvested at June 30, 2011	433,282	$5.91

The total fair value of shares vested to employees during the six months ended June 30, 2011 and 2010 was $26,388 and $56,420, respectively.

As of June 30, 2011, there was $2,286,476 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.86 years.

Other Stock-Based Option Awards to Nonemployees

On March 21, 2011, 5,000 restricted shares of common stock were granted to an advisor and will vest on March 21, 2012.  Accordingly, the Company has recognized stock-based compensation of $11,062 for the six months ended June 30, 2011.

As of June 30, 2011, there were 97,500 options outstanding out of 150,000 options granted in July 2009 to advisors.  The options were granted outside of the 2007 Award Plan and 2007 Equity Incentive Plan, have an exercise price of $2.48, and vest quarterly through March 2013.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 8. Earnings per Share

Components of basic and diluted earnings per share for the six months ended June 30, 2011 and 2010 and the three months ended June 30, 2011 were as follows:

	For the Six Months Ended June 30, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income	$745,645

Basic EPS
Income available to common stockholders	$745,645	24,093,739	$0.03

Effect of dilutive securities
Stock options		1,745,472
Stock warrants		362,478
Nonvested shares		31,349

Diluted EPS
Income available to common stockholders + assumed conversions	$745,645	26,233,038	$0.03

	For the Six Months Ended June 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income	$125,784

Basic EPS
Income available to common stockholders	$125,784	23,646,178	$0.01

Effect of dilutive securities
Stock options	-	919,708
Stock warrants	-	241,817
Nonvested shares	-	12,408

Diluted EPS
Income available to common stockholders + assumed conversions	$125,784	24,820,111	$0.01

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

	For the Three Months Ended June 30, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income	$636,092

Basic EPS
Income available to common stockholders	$636,092	24,151,081	$0.03

Effect of dilutive securities
Stock options	-	1,920,913
Stock warrants	-	403,613
Nonvested shares	-	70,215

Diluted EPS
Income available to common stockholders + assumed conversions	$636,092	26,545,822	$0.02

Options to purchase 466,176 and 553,886 shares of common stock were outstanding during the three and six months ended June 30, 2011, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.

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

Note 9. Income Taxes

Income tax expense amounting to $409,219 for the six months ended June 30, 2011 is based on the Company's estimate of the effective tax rate expected to be applicable for the full year 2011.  The effective tax rate of 35.4% for the six months ended June 30, 2011 differs from the statutory federal rate principally because of the effect of state income taxes, non-deductible expenses and the application of a higher marginal tax rate to the Company’s opening deferred tax asset.  The effective tax rate is based on the Company's best estimate of projected taxable income through the end of 2011.

The Company recorded an income tax provision for the six months ended June 30, 2010 of $139,126.  The tax benefit was based on the Company's estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rate of 52.5% for the six months ended June 30, 2010 differs from the statutory rate principally because of state income taxes, a valuation allowance established on capital loss carryforwards and other non-deductible expenses.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 10. Concentrations

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in three financial institutions.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits.  As of June 30, 2011, there was approximately $854,000 in excess of FDIC insurable limits.

Concentration of Revenues, Accounts Receivable and Publisher Expense

For the three and six months ended June 30, 2011 and 2010, the Company had concentrations of revenues with agency customers representing revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Agency	Less than 10%	10.9%	Less than 10%	11.1%
Agency	Less than 10%	Less than 10%	Less than 10%	11.3%

At June 30, 2011 and December 31, 2010, concentration of accounts receivable with individual agency customers representing 10% or greater of accounts receivable was as follows:

	June 30, 2011	December 31, 2010
Agency	12.2%	Less than 10%
Agency	10.5%	Less than 10%

For the three and six months ended June 30, 2011 and 2010, the Company made significant purchases of advertising impressions from a publisher with a percentage of total publisher expense (included in cost of revenues) equaling 10% or greater as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Publisher	29.6%	33.9%	23.8%	30.5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K/A for the year ended December 31, 2010, filed with the SEC on March 22, 2011.

This following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure, EBITDA. EBITDA represents operating income exclusive of interest, taxes, depreciation and amortization, (including stock-based compensation) and other income and expense of a non-operating nature.  EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss, income or loss from operations or any other measure for determining operating performance or liquidity, as determined under GAAP. We have included a reconciliation of our non-GAAP financial measure to net income. See pages 7 & 11 of this report.

EBITDA is used by our management as an additional measure of our performance for purposes of business decision-making, including developing budgets and managing expenditures. Period-to-period comparisons of EBITDA helps our management identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of net income or loss, or income or loss from operations. Our management recognizes that EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature.

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

Company Overview

Powered by OSM, interclick, inc. (the "Company" or "interclick") offers proprietary data-valuation capabilities combining analytical expertise and media fulfillment to help marketers navigate the complex data ecosystem to drive successful online display and video campaigns. OSM is a powerful solution which aggregates and organizes billions of data points from 3rd party providers - delivering actionable consumer insights, scalable audiences and the most effective campaign execution. We generate our revenue by serving as a principal in transacting online display and online video advertising between agency clients and third party website publishers.  Substantially all of the Company’s revenues are generated in the United States.

interclick is particularly sensitive to seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) branded advertisers campaigns, which are strongest in the fourth quarter and weakest in the first quarter.

Significant events which affected our results of operations include:

•
Revenues for the three months ended June 30, 2011 increased 34.0% to $29,031,119 from $21,659,883 for the three months ended June 30, 2010; revenues for the six months ended June 30, 2011 increased 47.3% to $52,817,270 from $35,861,740 for the six months ended June 30, 2010;

•
Gross profit percentage for the three months ended June 30, 2011 was 41.1% as compared to 44.4% for the three months ended June 30, 2010; gross profit percentage for the six months ended June 30, 2011 was 43.6% as compared to 44.6% for the six months ended June 30, 2010;

•
Operating expenses were 37.3% of revenue for the three months ended June 30, 2011 compared to 38.9% of revenue for the three months ended June 30, 2010; operating expenses were 40.8% of revenue for the six months ended June 30, 2011 compared to 42.2% of revenue for the six months ended June 30, 2010;

•	Headcount increased to 127 people at June 30, 2011 from 96 people at June 30, 2010;

•
Operating income for the three months ended June 30, 2011 was $1,103,917 as compared to $1,205,606 for the three months ended June 30, 2010; operating income for the six months ended June 30, 2011 was $1,466,938 as compared to $861,962 for the six months ended June 30, 2010;

•
EBITDA (a non-GAAP measure) for the three months ended June 30, 2011 was $2,563,901 compared to $2,394,988 for the three months ended June 30, 2010; EBITDA for the six months ended June 30, 2011 was $4,339,226 compared to $3,083,388 for the six months ended June 30, 2010; and

•
Net income for the three months ended June 30, 2011 was $636,092 or $0.02 per diluted share, compared to a loss of ($79,286) or $0.00 per diluted share for the three months ended June 30, 2010.  Net income for the six months ended June 30, 2011 was $745,645 or $0.03 per diluted share, compared to $125,784 or $0.01 per diluted share for the six months ended June 30, 2010.  Results for the three months ended June 30, 2011 included an income tax expense of $335,601, compared to an income tax expense of $1,218,234 for the three months ended June 30, 2010.  Results for the six months ended June 30, 2011 included an income tax expense of $409,219.  Results for the six months ended June 30, 2010 included an income tax expense of $139,126 and an other than temporary impairment of available-for-sale securities of $458,538.

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenues

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Revenues	$29,031,119	$21,659,883	$7,371,236	34.0%

Our revenue growth is attributed primarily to an increase in the number of advertisers seeking interclick’s solution and higher average revenue per advertising campaign.

The continued overall growth in online advertising, the planned further enhancements to our technology platforms, new product innovations, our ability to acquire quality advertising impressions from publishers, and our effectiveness at providing data integrations across campaigns and analytical insights to our clients, gives us confidence we will continue to increase our revenues on a year-over-year basis for the foreseeable future.

Cost of Revenues and Gross Profit

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Cost of revenues	$17,097,653	$12,034,487	$5,063,166	42.1%
Percentage of revenues	58.9%	55.6%

 The increase in our cost of revenues is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers.  Cost of revenues is comprised primarily of the amounts paid for advertising impressions, third-party data, ad verification, privacy notification, rich media and ad serving expenses directly associated with given campaigns.   The increase in cost of revenues as a percentage of revenue is primarily attributable to higher advertising impressions (including video), data, ad verification and privacy notification fees.  Changes in cost of revenues as a percentage of revenue in any given period are also a function of the mix of advertising campaigns and general market conditions.

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Gross profit	$11,933,466	$9,625,396	$2,308,070	24.0%
Percentage of revenues	41.1%	44.4%

The overall increase in gross profit is the primary result of the increase in revenue, largely offset by higher cost of revenues.  The decrease in gross profit as a percentage of revenue is attributable to higher year-over-year growth in cost of revenues as compared to the growth in revenues.    We expect gross margin percentages will continue to range in the mid to low 40’s over the next 12 months due to market conditions, seasonal fluctuations and varying costs in connection with the dynamic mix of advertising campaigns, data,  ad verification and privacy notification efforts.

 Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses increased to $10,829,549 for the three months ended June 30, 2011, from $8,419,790 for the three months ended June 30, 2010, an increase of $2,409,759 or 28.6%.  The increase was primarily due to headcount expansion from 96 employees as of June 30, 2010 to 127 employees as of June 30, 2011 (an increase of 32%), higher marketing and sales related expenses, and increased overhead expenditures necessary to support interclick’s increased business and ongoing product innovation initiatives, including our new audience recommendation engine Genome powered by OSMTM (“Genome”).  These increases were partially offset by the capitalization of approximately $554,000 of internal-use software costs during the period (discussed further below) and the absence of a net cease-use charge of approximately $432,000 recognized in the prior year period.  As a percentage of revenues, operating expenses decreased to 37.3% for the three months ended June 30, 2011, from 38.9% for the three months ended June 30, 2010.    The majority of hiring was in the operations, technology, product and sales areas to support the growth of our business and the ongoing innovation, development and marketing of our technology platform, including OSM.  We expect to continue hiring at a slower pace than year-over-year revenue growth during the second half of 2011.

General and Administrative

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

General and administrative	$4,985,318	$3,873,745	$1,111,573	28.7%
Percentage of revenues	17.2%	17.9%

General and administrative expenses consist primarily of executive, finance, administrative, operations and product support compensation (including stock-based compensation), facilities costs,  depreciation, professional fees, licenses, insurance, and other expenses.   The increase in general and administrative expenses is primarily attributable to our headcount expansion, higher expenditures necessary to support interclick’s increased business, such as rent, depreciation and insurance, as well as approximately $208,000 of legal litigation expenses that did not occur in the prior year period, partially offset by the absence of a cease-use charge of approximately $432,000 recognized in the prior year period.  While overall general and administrative expenses increased year-over-year, they decreased as a percentage of revenue due to the Company’s growth in revenues, offset largely by headcount growth, the absence of a net cease-use charge recognized in the prior year period, legal litigation expenses and other overhead. The Company expects general and administrative expenses as a percentage of revenue to generally decline as the business expands, notwithstanding legal litigation costs which are currently expected to range between approximately $1.2 million and $1.5 million in 2011.

Sales and Marketing
			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Sales and marketing	$4,164,583	$3,087,183	$1,077,400	34.9%
Percentage of revenues	14.3%	14.3%

Sales and marketing expenses consist primarily of compensation (including sales commissions and stock-based compensation) for sales and marketing personnel, sales support resources, marketing and advertising efforts and industry event expenses.  The increase in our sales and marketing expenses is primarily attributable to higher costs incurred in connection with the Company’s marketing and advertising initiatives to promote interclick’s brand and headcount expansion. The Company expects to continue its marketing and advertising efforts for the foreseeable future, including in connection with, the launch of Genome.

Technology Support

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Technology support	$1,596,462	$1,419,362	$177,100	12.5%
Percentage of revenues	5.5%	6.6%

Technology support consists primarily of compensation (including stock-based compensation) of technology support and related resources such as hosting, software and internet-related expenses. Technology support and related resources have been directed primarily towards supporting the growth of our business and the continued development and enhancement of our OSM and ad serving platforms, including the integration of data providers, and ongoing maintenance and improvement of our technology infrastructure, including expansion of our data center facilities in the first quarter of 2011.

The increase in technology support is primarily attributable to headcount expansion and higher hosting expenses, largely offset by the capitalization of approximately $554,000 of internal-use software costs in the second quarter of 2011.  Such costs included payroll and payroll related costs attributable to product development personnel in our technology support group.  We expect to capitalize additional costs associated with the development of internal-use software in the near-term.

As a technology-centric company, interclick is highly dependent on technology related costs to support its infrastructure operations and differentiated product offerings in the marketplace.  The Company expects that its efforts in this regard will continue to help drive revenue growth and operating effectiveness for the foreseeable future.

Amortization of Intangible Assets

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Amortization of intangible assets	$83,186	$39,500	$43,686	110.6%
Percentage of revenues	0.3%	0.2%

Amortization of intangible assets includes amortization of customer relationships, developed technology, internal-use software and a domain name acquired through the Desktop acquisition in 2007.   The increase in amortization of intangible assets expense is attributable to the capitalization and amortization of internal-use software beginning in the first quarter of 2011.

Other Income (Expense)

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Other income (expense)	$(132,224)	$(66,658)	$(65,566)	98.4%
Percentage of revenues	-0.5%	-0.3%

Other income (expense) consists principally of interest expense.  The increase in our interest expense from $74,537 for the three months ended June 30, 2010 to $134,133 for the three months ended June 30, 2011 is primarily attributable to higher outstanding borrowings under our current line of credit versus our former line of credit, which is partially offset with savings from more favorable borrowing rates on our current line of credit.  The increase is also partially attributable to increased interest expense incurred on capitalized leases for computer equipment purchased during 2010 and during the six months ended June 30, 2011.

Income Tax Expense

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Income tax expense	$(335,601)	$(1,218,234)	$882,633	-72.5%
Percentage of revenues	-1.2%	-5.6%

The decrease in income tax expense for the three months ended June 30, 2011 is primarily attributable to the reversal of an income tax benefit recognized during the three months ended March 31, 2010, and decreased taxable income generated by the Company for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.      This was partially offset by a lower effective tax rate versus the year-ago-period. The Company’s effective tax rate for the three months ended June 30, 2011 was 34.5%.  The Company currently estimates that its effective tax rate will be in the high-30s to low-40s percentage range for the foreseeable future.

Net Income

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Net income (loss)	$636,092	$(79,286)	$715,378	N/A
Percentage of revenues	2.2%	-0.4%

The increase in net income is primarily attributable to a significant income tax expense recognized in the three months ended June 30, 2010, partially offset by decreased taxable income generated by the Company for the three months ended June 30, 2011.  Income before income tax expense decreased from $1,138,948 for the three months ended June 30, 2010 to $971,693 for the three months ended June 30, 2011.  This was largely attributable to higher revenue growth, offset by costs of revenues and operating expenses growing at a faster rate than revenues during the three months ended June 30, 2011.

Reconciliation of GAAP to Non-GAAP Measure

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010

GAAP net income (loss)	$636,092	$(79,286)

Income tax expense	335,601	1,218,234

Income before income taxes	971,693	1,138,948

Interest expense	134,133	74,537
Interest income	(1,909)	(8,151)
Warrant derivative liability expense	-	272

Operating income	1,103,917	1,205,606

Stock-based compensation	1,122,228	972,488
Amortization of intangible assets	83,186	39,500
Depreciation	254,568	177,394

EBITDA	$2,563,899	$2,394,988

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenues

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Revenues	$52,817,270	$35,861,740	$16,955,530	47.3%

Our revenue growth is attributed primarily to an increase in the number of advertisers seeking interclick’s solution and higher average revenue per advertising campaign.

The continued overall growth in online advertising, ongoing enhancements to our technology platforms and new product innovations, our ability to acquire quality advertising impressions from publishers, and our effectiveness at providing data integrations across campaigns and analytical insights to clients, gives us confidence we will continue to increase our revenues on a year-over-year basis for the foreseeable future.

Cost of Revenues and Gross Profit

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Cost of revenues	$29,779,098	$19,853,668	$9,925,430	50.0%
Percentage of revenues	56.4%	55.4%

The increase in our cost of revenues is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers.  Cost of revenues is comprised primarily of the amounts paid for advertising impressions, third-party data, ad verification, privacy notification, rich media and ad serving expenses directly associated with given campaigns.   The increase in cost of revenues as a percentage of revenue is primarily attributable to higher advertising impression (including video), data, ad verification and privacy notification fees.  Changes in cost of revenues as a percentage of revenue in any given period are also a function of the mix of advertising campaigns and general market conditions.

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Gross profit	$23,038,172	$16,008,072	$7,030,100	43.9%
Percentage of revenues	43.6%	44.6%

The overall increase in gross profit dollars is the primary result of the increase in revenue largely offset by higher cost of revenues.  The decrease in gross profit as a percentage of revenue in 2011 from 2010 is attributable the higher year-over-year growth in cost of revenues as compared to the growth in revenues.    We expect gross margin percentages will continue to range in the mid to low 40’s over the next 12 months due to market conditions, seasonal fluctuations and varying costs in connection with the dynamic mix of advertising campaigns, data,  ad verification and privacy notification efforts.

 Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses increased to $21,571,234 for the six months ended June 30, 2011, from $15,146,110 for the six months ended June 30, 2010, an increase of $6,425,124 or 42.4%.  The increase was primarily due to headcount expansion from 96 employees as of June 30, 2010 to 127 employees as of June 30, 2011 (an increase of 32%), higher, marketing and sales related expenses, and increased overhead expenditures necessary to support interclick’s increased business and ongoing product innovation initiatives, including our new audience recommendation engine Genome powered by OSMTM (“Genome”).  These increases were partially offset by the capitalization of approximately $1,009,000 of internal-use software costs during the period (discussed further below) and the absence of a net cease-use charge of approximately $432,000 recognized in the prior year period. As a percentage of revenues, operating expenses decreased to 40.8% for the six months ended June 30, 2011, from 42.2% for the six months ended June 30, 2010, representing improved operating efficiency as the business expanded.  The majority of hiring was in the operations, technology, product and sales areas to support the growth of our business and the ongoing innovation, development and marketing of our technology platform, including OSM.    We expect to continue hiring at a slower pace than year-over-year revenue growth during the second half of 2011

In the first quarter of 2011, we began capitalizing the costs of internal-use software development projects.  In connection with these projects, we capitalized approximately $1,009,000 of payroll and payroll related costs attributable to the product development personnel in our technology support group during the six months ended June 30, 2011.  These costs are amortized over three years as intangible assets as discussed further below.

General and Administrative

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

General and administrative	$10,503,214	$7,104,273	$3,398,941	47.8%
Percentage of revenues	19.9%	19.8%

General and administrative expenses consist primarily of executive, finance, administrative, operations and product support compensation (including stock-based compensation), facilities costs, depreciation, professional fees, licenses, insurance and other expenses.   The increase in general and administrative expenses is primarily attributable to our headcount expansion, higher expenditures necessary to support interclick’s increased business, such as rent, depreciation and insurance, as well as approximately $875,000 of legal litigation expenses that did not occur in the prior year period, partially offset by the absence of a net cease-use charge of approximately $432,000 recognized in the prior year period.   While overall general and administrative expenses increased year-over-year, they remained relatively constant as a percentage of revenue due to the Company’s growth in revenues offset largely by headcount growth, legal litigation expenses, insurance and other overhead. The Company expects general and administrative expenses as a percentage of revenue to generally decline as the business expands, despite legal litigation costs which are currently expected to range between approximately $1.2 million and $1.5 million in 2011.

Sales and Marketing

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Sales and marketing	$7,963,771	$5,203,897	$2,759,874	53.0%
Percentage of revenues	15.1%	14.5%

Sales and marketing expenses consist primarily of compensation (including sales commissions and stock-based compensation) for sales and marketing personnel, sales support resources, marketing and advertising efforts and industry event expenses.  The increase in our sales and marketing expenses is primarily attributable to costs incurred in connection with the Company’s marketing and advertising initiatives to promote interclick’s brand and headcount expansion. The Company expects to continue its marketing and advertising efforts for the foreseeable future, including in connection with the launch of Genome.

Technology Support

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Technology support	$2,971,448	$2,758,940	$212,508	7.7%
Percentage of revenues	5.6%	7.7%

Technology support consists primarily of compensation (including stock-based compensation) of technology support and related resources such as hosting, software and internet-related expenses. Technology support and related resources have been directed primarily towards supporting the growth of our business and the continued development and enhancement of our OSM and ad serving platforms, including the integration of data providers, and ongoing maintenance and improvement of our technology infrastructure, including expansion of our data center facilities.

The increase in technology support is primarily attributable to headcount expansion and higher hosting expenses, largely offset by the capitalization of approximately $1,009,000 of internal-use software costs for the six months ended June 30, 2011.  Such costs included payroll and payroll related costs attributable to product development personnel in our technology support group.  We expect to capitalize additional costs associated with the development of internal-use software in the near-term.

As a technology-centric company, interclick is highly dependent on technology related costs to support its infrastructure operations and differentiated product offerings in the marketplace.  The Company expects that its efforts in this regard will continue to help drive revenue growth and operating effectiveness for the foreseeable future.

Amortization of Intangible Assets

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Amortization of intangible assets	$132,801	$79,000	$53,801	68.1%
Percentage of revenues	0.3%	0.2%

Amortization of intangible assets includes amortization of customer relationships, developed technology, internal-use software and a domain name acquired through the Desktop acquisition in 2007.   The increase in amortization of intangible assets expense is attributable to the capitalization and amortization of internal-use software beginning in the first quarter of 2011.

Other Income (Expense)

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Other income (expense)	$(312,074)	$(597,052)	$284,978	-47.7%
Percentage of revenues	-0.6%	-1.7%

Other income (expense) consists primarily of interest expense, and in the prior year period, other than temporary impairment of available-for-sale securities and warrant derivative liability income.  The decrease in other expense is primarily attributable to the absence of $458,538 in other than temporary impairment of available-for-sale securities recognized in the prior year period.  The vast majority of such available-for-sale securities were sold in December and accordingly no material impairments or loss thus no material impairments of loss on these available-for-sale securities is expected to occur in future periods.   This decrease was partially offset by an increase in interest expense to $316,334 for the six months ended June 30, 2011, from $176,946 for the six months ended June 30, 2010, in connection with higher outstanding borrowings under our current line of credit versus our former line of credit, as well as increased interest expense incurred on capitalized leases for computer equipment purchased during 2010 and during the six months ended June 30, 2011.

Income Tax Expense

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Income tax expense	$(409,219)	$(139,126)	$(270,093)	194.1%
Percentage of revenues	-0.8%	-0.4%

Income tax expense for the six months ended June 30, 2011 is attributable to the increased taxable income generated by the Company for the six months ended June 30, 2011 over for the six months ended June 30, 2010, partially offset by the reversal of an income tax benefit recognized during the three months ended March 31, 2010.   The Company’s effective tax rate for the six months ended June 30, 2011 was 35.4%.  The Company currently estimates that its effective tax rate will be in the high-30s to low-40s percentage range for the foreseeable future.

Net Income

			Period-over-	Period-over-
	2011	2010	Period $ Change	Period % Change

Net income	$745,645	$125,784	$619,861	492.8%
Percentage of revenues	1.4%	0.4%

The increase in net income is largely attributable to revenue growth, operating expenses growing at a slower pace than revenues, the absence of an impairment on available-for-sale securities, and reduced income tax expense.  The increase was partially offset by higher cost of revenues and higher interest expense.

Reconciliation of GAAP to Non-GAAP Measure

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010

GAAP net income	$745,645	$125,784

Income tax expense	409,219	139,126

Income before income taxes	1,154,864	264,910

Interest expense	316,334	176,946
Interest income	(4,260)	(17,019)
Warrant derivative liability income	-	(21,413)
Other than temporary impairment of available-for sale securities	-	458,538

Operating income	1,466,938	861,962

Stock-based compensation	2,283,611	1,822,070
Amortization of intangible assets	132,801	79,000
Depreciation	455,876	320,356

EBITDA	$4,339,226	$3,083,388

Liquidity and Capital Resources

Net cash provided by operating activities during the six months ended June 30, 2011 totaled $5,804,830 and resulted primarily from net income of $745,645, adjusted for non-cash items, including stock-based compensation of $2,283,611, and depreciation and amortization expense of $588,677.  In addition to these non-cash adjustments, cash was positively affected by a decrease in accounts receivable of $12,955,542, due to collections on our industry’s seasonally strongest revenues from the fourth quarter, partially offset by our industry’s seasonally weakest revenues in the first quarter,   These increases were partially offset by seasonally strong decreases in accounts payable of $6,540,189, accrued expenses of $1,312,388, primarily attributable to the payment of 2010 bonuses, and an increase in prepaid expenses and other current assets of $2,717,563, including prepaid income taxes of $2,465,190.

Net cash provided by operating activities during the six months ended June 30, 2010 totaled $945,139 and resulted primarily from net income of $125,784, adjusted for non-cash items, including stock-based compensation of $1,822,070, an other than temporary impairment of available-for-sale securities of $458,538, and depreciation and amortization expense of $399,356.  In addition to these non-cash adjustments, cash was positively affected by an increase in deferred rent attributable to a net cease-use charge of approximately $432,000 relating to the Company’s expansion into larger headquarters in the second quarter of 2010.  These increases were partially offset by seasonally strong decreases in accounts payable of $442,026, accrued expenses of $672,039 primarily attributable to the payment of 2009 bonuses, and the decrease of income taxes payable as we paid  our 2009 income tax liabilities.

Net cash used in investing activities during the six months ended June 30, 2011 totaled $1,296,304 and resulted primarily from the purchase of $286,810 of property and equipment, which were necessary as we continue to build out our technology infrastructure and $1,009,494 of costs associated with the development of our various internal-use software platforms, including enhancements to OSM.

Net cash used in investing activities during the six months ended June 30, 2010 totaled $1,855,639 and resulted primarily from $573,929 of purchases of property and equipment and the transfer of $1,292,960 of cash to restricted cash related to certificates of deposit securing letters of credit.

Net cash used in financing activities during the six months ended June 30, 2011 was $4,235,617 and resulted primarily from the net repayment of $4,500,000 of borrowings under the Company’s current line of credit and $359,124 of payments made on the capitalized leases for property and equipment acquired.  These repayments were partially offset by proceeds of $562,968 received from the exercise of stock options and warrants.

Net cash used in financing activities during the six months ended June 30, 2010 was $1,820,688 and resulted primarily from net repayments of $1,981,113 under the former Crestmark Commercial Capital Lending, LLC (“Crestmark”) line of credit, partially offset by proceeds of $228,732 received from the exercise of stock options.

During six months ended June 30, 2011, we acquired $1,754,371 in capital assets, including $1,467,560 of computer equipment through conventional capital leases.   These additions further enhance the features and scale of our technology assets, which are necessary to support both the realization of growth objectives as well as to advance interclick’s present competitive position.  For the remainder of 2011, we expect to acquire up to approximately $1,200,000 in additional capital assets, a portion of which will likely be financed through capital leases.

As of June 30, 2011, the balance outstanding on the SVB line of credit was $4,000,000.  As of June 30, 2011, the Company had $11,000,000 of borrowing capacity available under the SVB line of credit based on the availability of eligible accounts receivable.

As of June 30, 2011, the Company has an outstanding standby letter of credit in the amount of $294,700 for the benefit of the landlord of the Company’s New York office facilities.  This letter of credit is secured by a certificate of deposit, which at June 30, 2011, is classified as restricted cash, a non-current asset.

At June 30, 2011, interclick had working capital of $27,083,584, including $12,723,559 in cash and cash equivalents, $499,508 in a short-term investment, and $500,815 in near-term restricted cash.  interclick’s working capital is impacted by the seasonal nature of its business, whereby revenue and receivables are typically weakest in the first quarter and strongest in the fourth quarter.  As of August 5, 2011, interclick had approximately $10,192,000 of cash and cash equivalents and $798,000 in total restricted cash.   Due to this cash position, full use of the SVB line of credit has recently not been necessary.  interclick has delivered positive EBITDA for more than two years.  We discuss this non-GAAP financial measure and its limitations under Company Overview above.   Management anticipates that revenues will continue to increase for the foreseeable future.   For all of these reasons, interclick expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

Related Party Transactions

No related party transactions had a material impact on our operating results.

New Accounting Pronouncements

No new recent accounting pronouncements had an impact on the financial position or operating results.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and allowance for doubtful accounts, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others.

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected a more subjective accounting estimation processes for purposes of explaining the methodology used in calculating estimates, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on interclick’s financial condition. The accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on interclick’s results of operations and financial condition.

Allowance for Doubtful Accounts

Management is particularly attentive to the length of accounts receivable collection cycles and the related possibility of an increase in bad debts.    Management continuously monitors the credit worthiness of our customers and the aging of accounts receivable to identify accounts receivable balances which may be deemed uncollectible, and to establish an appropriate allowance based upon historical collection and write-off experience.  The Company’s customer agreements are primarily entered into with agencies which manage campaigns on behalf of brand advertisers.  Such agreements are governed by Standard Terms and Conditions for Internet Advertising as prescribed by the Interactive Advertising Bureau.  Under these agreements, the Company holds the agency liable for payments to the extent proceeds have cleared from the advertiser to the agency for campaigns placed in accordance with the agreement.  For sums not cleared to the agency, the Company may hold the advertiser solely liable.  Write-offs of accounts receivable are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluate other circumstances that indicate that the Company should abandon such efforts.

The Company’s bad debt reserve was $439,778, or approximately 1.37% of gross accounts receivable as of June 30, 2011 as compared to $563,512, or 1.25% of gross accounts receivable as of December 31, 2010.

Internal-Use Software

The Company’s policy with respect to internal-use software provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use software.  In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with developing internal use software projects.  The amount of capitalizable payroll costs is limited to the time directly spent on such projects.  Costs associated with preliminary project state activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  The Company also expenses internal costs related to minor upgrades and enhancements related activities, as it is impractical to separate these costs from normal maintenance activities.  The Company began capitalizing internal-use software costs beginning in 2011 due to the success and market acceptance of OSM after its launch in 2010.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of factors either within or outside our control.  These include, but are not limited to, intense competition, the worsening of current economic conditions, a potential decrease in corporate advertising spending, a potential decrease in consumer spending, the condition of the domestic and global credit and capital markets, higher-than-expected expenses, and our ability to generate revenue and effectively operate the business.

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

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Name or Class	Date Sold	No. of Securities	Consideration

Warrant holder (1)	April 25, 2011	45,225 shares of common stock	$191,754
Warrant holder (1)	May 26, 2011	12,500 shares of common stock	$35,000

(1)	Exemption under Section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit		Filed or Furnished
#	Exhibit Description	Herewith

31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

**  Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

interclick, inc.

August 10, 2011	/s/ Michael Katz
Michael Katz
Chief Executive Officer
(Principal Executive Officer)

August 10, 2011	/s/ Roger Clark
Roger Clark
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Item 6.	Exhibits.

Exhibit		Filed or Furnished
#	Exhibit Description	Herewith

31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

**  Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.