Form 10-Q
period 2011-09-30
interclick, inc.
filed 2011-11-10
CIK 1378846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at November 8, 2011
Common Stock, $0.001 par value per share	25,208,416, shares

PART I – FINANCIAL INFORMATION

INTERCLICK, INC. AND SUBSIDIARY
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
Assets	(unaudited)	(Note 1)

Current assets:
Cash and cash equivalents	$12,511,690	$12,450,650
Short-term investment	500,208	498,132
Restricted cash	500,820	500,388
Accounts receivable, net of allowance for doubtful accounts of $637,538 and $563,512, respectively	38,788,478	44,517,434
Deferred taxes, current portion	476,109	457,185
Prepaid expenses and other current assets	2,739,963	763,680
Total current assets	55,517,268	59,187,469

Restricted cash	298,153	296,610
Property and equipment, net	3,494,966	2,283,721
Intangible assets, net	1,412,758	263,333
Goodwill	7,909,571	7,909,571
Deferred line of credit costs, net of accumulated amortization of $66,105 and $19,109, respectively	59,736	106,732
Deferred taxes, net of current portion	3,031,681	2,715,655
Other assets	518,577	208,182

Total assets	$72,242,710	$72,971,273

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,529,082	$20,147,129
Accrued expenses (includes accrued compensation of $3,457,373 and $3,274,004, respectively)	5,064,455	4,772,188
Line of credit payable	4,000,000	8,500,000
Obligations under capital leases, current portion	981,328	483,583
Deferred rent, current portion (includes cease-use liability of $87,410 and $78,193, respectively)	134,278	89,325
Total current liabilities	26,709,143	33,992,225

Obligations under capital leases, net of current portion	1,446,305	932,451
Deferred rent (includes cease-use liability of $242,691 and $306,578, respectively)	539,897	630,124
Other liabilities	300,102	-
Total liabilities	28,995,447	35,554,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares authorized, 24,872,999 and 24,065,611 issued and outstanding, respectively	24,872	24,065
Additional paid-in capital	50,918,463	46,626,284
Accumulated deficit	(7,696,072)	(9,233,876)
Total stockholders’ equity	43,247,263	37,416,473

Total liabilities and stockholders’ equity	$72,242,710	$72,971,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$36,177,567	$26,442,854	$88,994,837	$62,304,594
Cost of revenues	21,194,956	14,292,265	50,974,054	34,145,933
Gross profit	14,982,611	12,150,589	38,020,783	28,158,661

Operating expenses:
General and administrative	6,356,141	4,143,866	16,859,355	11,248,139
Sales and marketing	4,879,406	3,563,827	12,843,177	8,767,724
Technology support	1,720,021	1,517,621	4,691,469	4,276,561
Amortization of intangible assets	104,341	39,500	237,142	118,500
Total operating expenses	13,059,909	9,264,814	34,631,143	24,410,924

Operating income	1,922,702	2,885,775	3,389,640	3,747,737

Other income (expense):
Interest income	1,927	7,682	6,187	24,701
Warrant derivative liability income	-	-	-	21,413
Other than temporary impairment of available-for-sale securities	-	(126,080)	-	(584,618)
Interest expense	(71,019)	(19,429)	(387,353)	(196,375)
Total other expense, net	(69,092)	(137,827)	(381,166)	(734,879)

Income before income taxes	1,853,610	2,747,948	3,008,474	3,012,858

Income tax expense	(1,061,451)	(1,502,417)	(1,470,670)	(1,641,543)

Net income	792,159	1,245,531	1,537,804	1,371,315

Other comprehensive income:
Unrealized gain on available-for-sale securities	-	20,427	-	-

Total comprehensive income	$792,159	$1,265,958	$1,537,804	$1,371,315

Earnings per share:
Basic	$0.03	$0.05	$0.06	$0.06
Diluted	$0.03	$0.05	$0.06	$0.06

Weighted average number of common shares:
Basic	24,280,077	23,750,068	24,156,483	23,681,188
Diluted	26,584,201	24,620,768	26,354,761	24,748,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2011	24,065,611	$24,065	$46,626,284	$(9,233,876)	$37,416,473
Stock-based compensation			3,599,545		3,599,545
Issuances of restricted shares	542,500	543	(543)		-
Forefiture of restricted shares	(1,900)	(2)	2		-
Issuance of common shares for stock options and warrants exercised	245,293	245	632,657		632,902
Cashless exercise of warrants	21,495	21	(21)		-
Adjustment to additional paid-in capital related to tax benefit of stock-based compensation			60,539		60,539
Net income				1,537,804	1,537,804
Balances, September 30, 2011 (unaudited)	24,872,999	$24,872	$50,918,463	$(7,696,072)	$43,247,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,537,804	$1,371,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	3,599,545	2,800,566
Other than temporary impairment of available-for-sale securities	-	584,618
Accrued interest income	(4,051)	-
Depreciation and amortization of property and equipment	722,079	502,726
Amortization of intangible assets	237,142	118,500
Provision for bad debts	222,434	103,241
Amortization of deferred line of credit costs	46,996	8,243
Deferred tax benefit	(274,411)	(412,327)
Change in warrant derivative liability	-	(21,413)
Excess tax benefits from stock-based compensation	(60,539)	-
Changes in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	5,506,522	(8,607,026)
Prepaid expenses and other current assets	(1,616,571)	(9,903)
Other assets	49,011	(15,394)
Accounts payable	(3,618,047)	1,898,976
Accrued expenses	(77,936)	25,564
Deferred rent	(45,274)	548,141
Other liabilities	(48,813)	-
Income taxes payable	-	275,069
Net cash provided by (used in) operating activities	6,175,891	(829,104)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	-	11,250
Transfers to restricted cash	-	(1,294,187)
Purchases of property and equipment	(381,063)	(659,425)
Costs incurred for development of internal-use software	(1,386,567)	-
Net cash used in investing activities	(1,767,630)	(1,942,362)

Cash flows from financing activities:
Proceeds from current line of credit	-	5,200,000
Repayments of current line of credit, net	(4,500,000)	-
Repayments of former line of credit, net	-	(4,208,667)
Proceeds from stock options and warrants exercised	632,902	336,707
Payments of deferred line of credit costs	-	(88,341)
Principal payments on capital leases	(540,662)	(130,178)
Excess tax benefits from stock-based compensation	60,539	-
Net cash provided by (used in) financing activities	(4,347,221)	1,109,521

Net increase (decrease) in cash and cash equivalents	61,040	(1,661,945)

Cash and cash equivalents at beginning of period	12,450,650	12,653,958

Cash and cash equivalents at end of period	$12,511,690	$10,992,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$350,467	$232,447
Income taxes paid	$3,036,446	$1,693,535

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$1,552,260	$495,600
Leasehold improvements increased for deferred rent	$-	$83,070
Reclassification of warrant derivative liability to equity upon expiration of price protection	$-	$47,846
Deferred line of credit costs included in accrued expenses	$-	$37,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Note 1.   Nature of Operations

Overview

Powered by OSM, interclick, inc. (the “Company” or “interclick”) offers proprietary data-valuation capabilities combining analytical expertise and media fulfillment to help marketers navigate the complex data ecosystem to drive successful online display and video campaigns.  OSM is a powerful solution which aggregates and organizes billions of data points from 3rd party providers – delivering actionable consumer insights, scalable audiences and the most effective campaign execution.  The Company generates revenue by serving as a principal in transacting online display and online video advertising between agency clients and third party website publishers.  Substantially all of the Company’s revenues are generated in the United States.

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010, our statement of changes in stockholders’ equity for the nine months ended September 30, 2011, cash flows for the nine months ended September 30, 2011 and 2010, and our financial position as of September 30, 2011, have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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
SEPTEMBER 30, 2011
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
SEPTEMBER 30, 2011
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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Accordingly, the Company will adopt ASU 2011-08 beginning in the first quarter of fiscal year ending December 31, 2012.  The impact of the adoption of ASU 2011-08 has not yet been evaluated.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU 2011-05 beginning in the first quarter of fiscal year ending December 31, 2012. The adoption of this updated disclosure guidance is not expected to have a material impact upon the Company’s financial position and results of operations.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Note 3.   Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Computer equipment	$4,593,070	$2,926,114
Furniture and fixtures	327,106	195,597
Software	222,629	183,207
Leasehold improvements	252,097	173,764
Office equipment	39,547	22,443
	5,434,449	3,501,125
Accumulated depreciation and amortization	(1,939,483)	(1,217,404)
Property and equipment, net	$3,494,966	$2,283,721

Property and equipment held under capitalized leases of $3,180,464 and $1,628,203 at September 30, 2011 and December 31, 2010, respectively, are included in computer equipment above.

Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $722,079 and $502,726, respectively, of which $405,100 and $129,775 pertained to capitalized leases.  Accumulated depreciation and amortization related to capitalized leases amounted to $604,126 and $199,026 as of September 30, 2011 and December 31, 2010, respectively.

Note 4.   Intangible Assets

Intangible assets consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Customer relationships	$540,000	$540,000
Developed technology	790,000	790,000
Internal-use software	1,386,567	-
Domain name	683	683
	2,717,250	1,330,683
Accumulated amortization	(1,304,492)	(1,067,350)
Intangible assets, net	$1,412,758	$263,333

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2011:

Year Ending December 31,
2011	$155,032
2012	567,462
2013	462,129
2014	228,135
Total	$1,412,758

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Note 5.   Commitments and Contingencies

Minimum Fees

The Company is party to multi-year agreements with third parties whereby the Company is obligated to pay minimum publisher, data and ad verification fees of approximately $3,933,000 for the remainder of 2011, $757,000 in 2012 and $50,000 in 2013. The Company expensed approximately $14,622,000 and $1,698,000 in fees under these agreements for the nine months ended September 30, 2011 and 2010, respectively.

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

Plaintiff also had brought a related action in the United States District Court for the Southern District of New York against certain of our advertisers, which has been voluntarily dismissed as a separate action now that plaintiff has filed an Amended Complaint naming the advertisers as defendants in the action against the Company.  The Company provided for the defense of the advertisers.

On August 17, 2011, ruling on the Company’s and the advertisers’ motions to dismiss the Amended Complaint, the Court dismissed the sole remaining federal claim alleging violation of the Computer Fraud and Abuse Act and the state law claims for breach of implied contract and tortious interference with prejudice, and dismissed all claims against the advertisers with prejudice.  The only remaining claims are claims against the Company for trespass to chattels and under New York’s Consumer Protection Law (General Business Law Section 349).

On September 16, 2011, the Company filed an Answer to the Amended Complaint, denying plaintiff’s claims.  As previously noted, the Company believes the case is entirely without merit and intends to vigorously defend its prior practices and technology.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Note 6.   Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at September 30, 2011 and December 31, 2010.

Common Stock

The Company is authorized to issue up to 140,000,000 shares of common stock having a par value of $0.001 per share, of which 24,872,999 and 24,065,611 shares were issued and outstanding at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, proceeds of $632,902 were received and an aggregate of 245,293 shares were issued as a result of stock option and warrant exercises.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Stock Warrants

On April 15, 2010, as part of a consulting agreement, the Company issued to an investor relations firm a three-year warrant to purchase 25,000 shares of common stock exercisable at $4.44 per share for services to be rendered over a 12-month period.  Accordingly, the Company has recognized stock-based compensation of $35,094 for the nine months ended September 30, 2011.

A summary of the Company’s warrant activity during the nine-months ended September 30, 2011 is presented below:
Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2010	873,219	$3.67
Granted	-
Exercised	(65,225)	$3.99
Forfeited	-
Expired	-

Balance Outstanding, September 30, 2011	807,994	$3.64	1.11	$1,541,866

Exercisable, September 30, 2011	807,994	$3.64	1.11	$1,541,866

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

During the nine months ended September 30, 2011, the Company granted 712,000 stock options, 481,000 of which were issued under the 2007 Award Plan and 231,000 of which were issued under the 2011 Award Plan, at various exercise prices ranging from $5.01 to $8.90 per share.  The options granted vest pro rata over three years; all options expire ten years from the grant date.

As of September 30, 2011, 1,392,593 shares were remaining under the 2011 Award Plan for future issuance.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

The total fair value of stock options granted to employees and directors during the nine months ended September 30, 2011 was $3,451,488, which is being recognized over the respective vesting periods.  The Company recorded stock-based compensation expense of $454,248 for the nine months ended September 30, 2011 in connection with these stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected life, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 “Compensation – Stock Compensation” requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended September 30, 2011 and 2010:

Assumptions	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Expected life (years)	6.0	3.5 - 3.75
Expected volatility	89.3% - 95.6%	98.6% - 110.1%
Weighted-average volatility	92.7%	105.10%
Risk-free interest rate	1.10% - 2.66%	0.069% - 2.69%
Dividend yield	0.00%	0.00%

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

A summary of the Company’s stock option activity under the Award Plans for employees and directors during the nine months ended September 30, 2011 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2010	5,134,792	$2.94
Granted	712,000	$6.39
Exercised	(210,293)	$2.58
Forfeited	(118,205)	$4.51
Expired	(5,003)	$5.14
Balance Outstanding, September 30, 2011	5,513,291	$3.36	3.2	$12,281,445

Exercisable, September 30, 2011	3,377,855	$2.62	2.0	$9,605,820

Outstanding, Exercisable and Expected to Vest at September 30, 2011	5,435,049	$3.33	3.2	$12,231,524

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

The balance of options outstanding at December 31, 2010 in the table above includes awards granted under the 2007 Award Plan and the 2007 Equity Incentive Plan, under which there were no shares available for future issuance.  The table above excludes 150,000 options granted to a director of the Company on September 29, 2009, at a strike price of $2.40 that had been granted outside of the 2007 Award Plan and 2007 Equity Incentive Plan.

The weighted-average grant-date fair value of options granted to employees during the nine months ended September 30, 2011 and 2010 was $4.85 and $2.85, respectively.  The total intrinsic value of options exercised by employees during the nine months ended September 30, 2011 and 2010 was $864,678 and $138,401, respectively.

During the nine months ended September 30, 2011 and 2010, the Company recognized an aggregate amount of $2,878,567 and $2,535,868, respectively, of stock-based compensation for options granted.

Nonvested Common Stock Grants to Employees and Directors

On August 13, 2011, members of the Board of Directors were granted an aggregate of 150,000 shares of restricted common stock, under the 2011 Award Plan, having a fair value of $816,755 (based on a quoted trading price of $5.50 per share) that will vest in one-third installments on an annual basis.  Accordingly, the Company has recognized stock-based compensation of $36,482 for the nine months ended September 30, 2011.

On March 21, 2011, executive officers and members of the Board of Directors were granted an aggregate of 387,500 shares of restricted common stock, under the 2007 Award Plan, having a fair value of $2,344,375 (based on a quoted trading price of $6.05 per share) that will vest in one-third installments on an annual basis.  Accordingly, the Company has recognized stock-based compensation of $425,119 for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011 and 2010, the Company recognized an aggregate amount of $528,795 and $84,933, respectively, of stock-based compensation for nonvested shares of common stock issued to employees and directors.

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	46,198	$4.36
Granted	542,500	$5.90
Vested	(7,173)	$2.85
Forfeited	(1,900)	$5.21
Nonvested at September 30, 2011	579,625	$5.82

The total fair value of shares vested to employees during the nine months ended September 30, 2011 and 2010 was $46,969 and $79,078, respectively.

As of September 30, 2011, there was $2,816,988 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.52 years.

Other Stock-Based Option Awards to Nonemployees

On March 21, 2011, 5,000 restricted shares of common stock were granted to an advisor and will vest on March 21, 2012.  Accordingly, the Company has recognized stock-based compensation of $14,669 for the nine months ended September 30, 2011.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

As of September 30, 2011, there were 90,000 options outstanding out of 150,000 options granted in July 2009 to advisors.  The options were granted outside of the 2007 Award Plan and 2007 Equity Incentive Plan, have an exercise price of $2.48, and vest quarterly through March 2013.

Note 7.   Earnings per Share

Components of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$792,159

Basic EPS
Income available to common stockholders	$792,159	24,280,077	$0.03

Effect of dilutive securities
Stock options		1,858,391
Stock warrants		352,576
Nonvested shares		93,157

Diluted EPS
Income available to common stockholders + assumed conversions	$792,159	26,584,201	$0.03

	For the Three Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$1,245,531

Basic EPS
Income available to common stockholders	$1,245,531	23,750,068	$0.05

Effect of dilutive securities
Stock options	-	732,843
Stock warrants	-	129,860
Nonvested shares	-	7,997

Diluted EPS
Income available to common stockholders + assumed conversions	$1,245,531	24,620,768	$0.05

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

	For the Nine Months Ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$1,537,804

Basic EPS
Income available to common stockholders	$1,537,804	24,156,483	$0.06

Effect of dilutive securities
Stock options	-	1,786,971
Stock warrants	-	359,269
Nonvested shares	-	52,038

Diluted EPS
Income available to common stockholders + assumed conversions	$1,537,804	26,354,761	$0.06

	For the Nine Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$1,371,315

Basic EPS
Income available to common stockholders	$1,371,315	23,681,188	$0.06

Effect of dilutive securities
Stock options	-	858,915
Stock warrants	-	197,099
Nonvested shares	-	10,906

Diluted EPS
Income available to common stockholders + assumed conversions	$1,371,315	24,748,108	$0.06

Options to purchase 725,500 and 766,500 shares of common stock were outstanding during the three and nine months ended September 30, 2011, respectively, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.

Options to purchase 2,797,500 and 2,053,750 shares of common stock and warrants to purchase 533,750 and 348,750 shares of common stock were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive.  In addition, 46,300 nonvested common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010, because the number of shares assumed purchased (calculated using the compensation cost attributed to future services and not yet recognized) under the treasury stock method exceeds the number of shares that would be issued.

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Note 8.   Income Taxes

Income tax expense amounting to $1,470,670 for the nine months ended September 30, 2011 is based on the Company's estimate of the effective tax rate expected to be applicable for the full year 2011.  The effective tax rate of 48.9% for the nine months ended September 30, 2011 differs from the statutory federal rate principally because of the effect of state income taxes, non-deductible expenses and the application of a higher marginal tax rate to the Company’s opening deferred tax asset.  The effective tax rate is based on the Company's best estimate of projected taxable income through the end of 2011.

Income tax expense amounting to $1,641,543 for the nine months ended September 30, 2010 is based on the Company's estimate of the effective tax rate expected to be applicable for the full year 2010.  The effective tax rate of 54.5% for the nine months ended September 30, 2010 differs from the statutory federal rate principally because of the effect of state income taxes, a valuation allowance established on capital loss carryforwards and other non-deductible expenses.  The effective rate is based on the Company's best estimate of projected net income through the end of 2010.

Note 9.   Concentrations

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited in three financial institutions.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits.  As of September 30, 2011, there was approximately $915,000 in excess of FDIC insurable limits.

Concentration of Revenues, Accounts Receivable and Publisher Expense

For the three and nine months ended September 30, 2011 and 2010, the Company had concentrations of revenues with agency customers representing revenues equaling 10% or greater as follows:

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Agency	14.2%	Less than 10%	12.0%	Less than 10%
Agency	Less than 10%	10.0%	Less than 10%	Less than 10%
Agency	Less than 10%	Less than 10%	Less than 10%	10.0%

At September 30, 2011 and December 31, 2010, concentration of accounts receivable with individual agency customers representing 10% or greater of accounts receivable was as follows:

	September 30, 2011	December 31, 2010
Agency	17.7%	Less than 10%
Agency	Less than 10%	13.8%

INTERCLICK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

For the three and nine months ended September 30, 2011 and 2010, the Company made significant purchases of advertising impressions from a publisher with a percentage of total publisher expense (included in cost of revenues) equaling 10% or greater as follows:

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Publisher	30.5%	31.4%	26.9%	30.8%

Note 10. Subsequent Events

On November 1, 2011, the Company announced that it had entered into an Agreement and Plan of Merger, dated October 31, 2011 (the ‘’Merger Agreement”), with Yahoo! Inc. (“Yahoo”), a Delaware corporation and Innsbruck Acquisition Corporation (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of Yahoo. Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the “ Tender Offer) to acquire all the issued and outstanding shares of the common stock of the Company for $9.00 per share, net to the holder thereof in cash, without interest and subject to applicable withholding taxes. The Merger Agreement provides that, among other things, upon its terms and subjects to the satisfaction or written waiver of certain conditions, following completion of the Tender Offer, and in accordance with the applicable provisions of the Delaware General Corporation Law, Purchaser will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger.

On November 8, 2011, a purported class action lawsuit was filed in the Supreme Court of the State of New York, New York County, under the caption Sam Elghanian, individually and on behalf of all others similarly situated v. interclick, inc. et al., Index No. 653101/2011. The plaintiff alleges that members of the Board of Directors breached their fiduciary duties by, amongst other things, agreeing to sell the Company for inadequate consideration. The lawsuit names the Company and the members of the Board of Directors as defendants and seeks, among other relief, an injunction over the proposed sale of the Company to Yahoo.

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

This following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure, EBITDA. EBITDA represents operating income exclusive of interest, taxes, depreciation and amortization, including stock-based compensation, merger and related costs, and other income and expense of a non-operating nature.  EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss, income or loss from operations or any other measure for determining operating performance or liquidity, as determined under GAAP. We have included a reconciliation of our non-GAAP financial measure to net income. See pages 8 & 12 of this report.

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

Company Overview

Powered by OSM, interclick, inc. (the “Company” or “interclick”) offers proprietary data-valuation capabilities combining analytical expertise and media fulfillment to help marketers navigate the complex data ecosystem to drive successful online display and video campaigns.  OSM is a powerful solution which aggregates and organizes billions of data points from 3rd party providers – delivering actionable consumer insights, scalable audiences and the highly effective campaign execution.    We generate our revenue by serving as a principal in transacting online display and online video advertising between agency clients and third party website publishers.  Substantially all of the Company’s revenues are generated in the United States.

interclick is particularly sensitive to seasonality given that the majority of its revenues are tied to CPM (cost-per-thousand) branded advertisers campaigns, which are strongest in the fourth quarter and weakest in the first quarter.

Significant events which affected our results of operations include:

•
Revenues for the three months ended September 30, 2011 increased 36.8% to $36,177,567 from $26,442,854 for the three months ended September 30, 2010; revenues for the nine months ended September 30, 2011 increased 42.8% to $88,997,837 from $62,304,594 for the nine months ended September 30, 2010;

•
Gross profit percentage for the three months ended September 30, 2011 was 41.4% as compared to 46.0% for the three months ended September 30, 2010; gross profit percentage for the nine months ended September 30, 2011 was 42.7% as compared to 45.2% for the nine months ended September 30, 2010;

•
Operating expenses were 36.1% of revenue for the three months ended September 30, 2011 compared to 35.0% of revenue for the three months ended September 30, 2010; operating expenses were 38.9% of revenue for the nine months ended September 30, 2011 compared to 39.2% of revenue for the nine months ended September 30, 2010;

•	Headcount increased to 134 people at September 30, 2011 from 107 people at September 30, 2010;

•
Operating income for the three months ended September 30, 2011 was $1,922,702 as compared to $2,885,775 for the three months ended September 30, 2010; operating income for the nine months ended September 30, 2011 was $3,389,640 as compared to $3,747,737 for the nine months ended September 30, 2010.  Results in 2011 included approximately $519,000 relating to merger and related expenses;

•
EBITDA (a non-GAAP measure) for the three months ended September 30, 2011 was $4,127,931 compared to $4,086,141 for the three months ended September 30, 2010; EBITDA for the nine months ended September 30, 2011 was $8,467,157 compared to $7,169,529 for the nine months ended September 30, 2010; and

•
Net income for the three months ended September 30, 2011 was $792,159 or $0.03 per diluted share, compared net income of $1,245,531 or $0.05 per diluted share for the three months ended September 30, 2010.  Net income for the nine months ended September 30, 2011 was $1,537,804 or $0.06 per diluted share, compared to $1,371,315 or $0.06 per diluted share for the nine months ended September 30, 2010.  Results for the three months ended September 30, 2011 included an income tax expense of $1,061,451, compared to an income tax expense of $1,502,417 for the three months ended September 30, 2010 and an other than temporary impairment of available-for-sale securities of $126,080.  Results for the nine months ended September 30, 2011 included an income tax expense of $1,470,670.  Results for the nine months ended September 30, 2010 included an income tax expense of $1,641,543 and an other than temporary impairment of available-for-sale securities of $584,618.

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

 Revenues

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Revenues	$36,177,567	$26,442,854	$9,734,713	36.8%

Our revenue growth is attributed primarily to the continued increase in the number of advertisers seeking interclick’s online solutions, including a video advertising platform introduced in the first quarter of 2011 and a greater number of advertising impressions sold.

The continued overall growth in online advertising, the ongoing enhancements to our technology platforms, new product innovations, our ability to acquire quality advertising impressions from publishers, and our effectiveness at providing data integrations across campaigns and analytical insights to our clients, gives us confidence we will continue to increase our revenues on a year-over-year basis for the foreseeable future.

Cost of Revenues and Gross Profit

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Cost of revenues	$21,194,956	$14,292,265	$6,902,691	48.3%
Percentage of revenues	58.6%	54.0%

 The increase in our cost of revenues is primarily attributable to the continued growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers.  Cost of revenues is comprised primarily of the amounts paid for advertising impressions, third-party data, ad verification, privacy notification, rich media and ad serving expenses directly associated with given campaigns.  The increase in cost of revenues as a percentage of revenue is primarily attributable to higher advertising impressions (including video), and data fees.  Changes in cost of revenues as a percentage of revenue in any given period are also a function of the mix of advertising campaigns and general market conditions.

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Gross profit	$14,982,611	$12,150,589	$2,832,022	23.3%
Percentage of revenues	41.4%	46.0%

The overall increase in gross profit is the primary result of the increase in revenue, largely offset by higher cost of revenues.  The decrease in gross profit as a percentage of revenue is attributable to higher year-over-year growth in cost of revenues as compared to the growth in revenues.  We expect gross margin percentages will range in the mid to low 40’s over the next 12 months due to general market conditions, seasonal fluctuations and varying costs in connection with the dynamic mix of advertising campaigns, data, ad verification and privacy notification efforts.

 Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses increased to $13,059,909 for the three months ended September 30, 2011, from $9,264,814 for the three months ended September 30, 2010, an increase of $3,795,095 or 41.0%.  The increase was primarily due to headcount expansion from 107 employees as of September 30, 2010 to 134 employees as of September 30, 2011 (an increase of 25%) and higher compensation, higher sales related expenses, license fees and increased overhead expenditures necessary to support interclick’s increased business, ongoing product innovation initiatives, including our new audience recommendation engine Genome powered by OSMTM (“Genome”), and costs associated with merger and related activities of approximately $519,000.  These increases were partially offset by the capitalization of approximately $377,000 of internal-use software costs during the period (discussed further below).  As a percentage of revenues, operating expenses increased to 36.1% for the three months ended September 30, 2011, from 35.0% for the three months ended September 30, 2010.    The majority of hiring was in the operations, technology, product and sales areas to support the growth of our business and the ongoing innovation, development and marketing of our technology platform, including OSM.  We expect to continue hiring at a slower pace than year-over-year revenue growth for the remainder of 2011.

General and Administrative

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

General and administrative	$6,356,141	$4,143,866	$2,212,275	53.4%
Percentage of revenues	17.6%	15.7%

General and administrative expenses consist primarily of executive, finance, administrative, operations and product support compensation (including stock-based compensation), facilities costs, depreciation, professional fees, licenses, insurance, and other expenses.   The increase in general and administrative expenses is primarily attributable to our headcount expansion, higher expenditures necessary to support interclick’s increased business, such as depreciation and insurance, as well as approximately $91,000 of legal litigation expenses that did not occur in the prior year period and approximately $519,000 of expenses incurred in connection with merger and related activities.  As a percentage of revenue, general and administrative expenses increased year-over-year, due largely to merger and related activity expenses, license fees, and other overhead, including headcount growth. The Company expects general and administrative expenses as a percentage of revenue to generally decline as the business expands, notwithstanding legal litigation costs which are currently expected to range between approximately $1.2 million and $1.5 million in 2011.

Sales and Marketing

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Sales and marketing	$4,879,406	$3,563,827	$1,315,579	36.9%
Percentage of revenues	13.5%	13.5%

Sales and marketing expenses consist primarily of compensation (including sales commissions and stock-based compensation) for sales and marketing personnel, sales support resources, marketing and advertising efforts and industry event expenses.  The increase in our sales and marketing expenses is primarily attributable to higher sales-related expenses and headcount expansion.    Sales and marketing expenses as a percentage of revenue remained relatively consistent.  The Company expects to continue its marketing and advertising efforts for the foreseeable future, including the promotion of the recently launched Genome platform.

Technology Support

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Technology support	$1,720,021	$1,517,621	$202,400	13.3%
Percentage of revenues	4.8%	5.7%

Technology support consists primarily of compensation (including stock-based compensation) of technology support and related resources such as co-location hosting, software, hardware and internet-related expenses. Technology support and related resources have been directed primarily towards supporting the growth of our business and the continued development and enhancement of our OSM and ad serving platforms, including the integration of data providers, and ongoing maintenance and improvement of our technology infrastructure, including expansion of our data center facilities in the first quarter of 2011.

The increase in technology support is primarily attributable to headcount expansion and higher co-location hosting expenses, largely offset by the capitalization of approximately $377,000 of internal-use software costs in the third quarter of 2011, principally related to the development of Genome.  Such costs included payroll and payroll related costs attributable to product development personnel in our technology support group.  We expect to capitalize, albeit likely to a lesser degree, additional costs associated with the development of internal-use software in the near-term.

As a technology-centric company, interclick is highly dependent on technology related costs to support its infrastructure, operations, and differentiated product offerings in the marketplace.  The Company expects that its efforts in this regard will continue to help drive revenue growth and operating effectiveness for the foreseeable future.

Amortization of Intangible Assets

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Amortization of intangible assets	$104,341	$39,500	$64,841	164.2%
Percentage of revenues	0.3%	0.1%

Amortization of intangible assets includes amortization of customer relationships, developed technology, and internal-use software.   The increase in amortization of intangible assets expense is attributable to the capitalization and amortization of internal-use software beginning in the first quarter of 2011.

Other Income (Expense)

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Other income (expense)	$(69,092)	$(137,827)	$68,735	-49.9%
Percentage of revenues	-0.2%	-0.5%

Other income (expense) consists primarily of interest expense, and in the prior year period, other than temporary impairment of available-for-sale securities.  The decrease in other expense is primarily attributable to the absence of $126,080 in other than temporary impairment of available-for-sale securities recognized in the prior year period.  The vast majority of such available-for-sale securities were sold in December 2010 and accordingly no material impairments or loss on these available-for-sale securities is expected to occur in future periods.   This decrease was partially offset by an increase in interest expense to $71,019 for the three months ended September 30, 2011 from $19,429 for the three months ended September 30, 2010. This increase is primarily attributable to higher average outstanding borrowings under our current line of credit versus our former line of credit, which is partially offset with savings from more favorable borrowing rates on our current line of credit.  The increase is also partially attributable to increased interest expense incurred on capitalized leases for computer equipment purchased during the second half of 2010 and during the nine months ended September 30, 2011.

Income Tax Expense

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Income tax expense	$(1,061,451)	$(1,502,417)	$440,966	-29.4%
Percentage of revenues	-2.9%	-5.7%

The decrease in income tax expense for the three months ended September 30, 2011 is primarily attributable to the reversal of an income tax benefit recognized during the three months ended March 31, 2010, and decreased taxable income generated by the Company for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  The Company’s effective tax rate for the three months ended September 30, 2011 was 57.3%.  The Company currently estimates that its effective tax rate will be in the mid to high-40s percentage range for the foreseeable future.

Net Income

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Net income (loss)	$792,159	$1,245,531	$(453,372)	-36.4%
Percentage of revenues	2.2%	4.7%

The decrease in net income is primarily attributable to cost of revenues and operating expenses growing at a faster rate than revenues during the three months ended September 30, 2011.

Reconciliation of GAAP to Non-GAAP Measure

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010

GAAP net income	$792,159	$1,245,531

Income tax expense	1,061,451	1,502,417

Income before income taxes	1,853,610	2,747,948

Interest expense	71,019	19,429
Interest income	(1,927)	(7,682)
Other than temporary impairment of available-for sale securities	-	126,080

Operating income	1,922,702	2,885,775

Stock-based compensation	1,315,934	978,496
Amortization of intangible assets	104,341	39,500
Depreciation	266,203	182,370
Merger and related expenses	518,751	-

EBITDA	$4,127,931	$4,086,141

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

 Revenues

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Revenues	$88,994,837	$62,304,594	$26,690,243	42.8%

Our revenue growth is attributed primarily to the continued increase in the number of advertisers seeking interclick’s online solutions including a video advertising platform introduced in the first quarter of 2011 and a greater number of advertising impressions sold.

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

Cost of Revenues and Gross Profit

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Cost of revenues	$50,974,054	$34,145,933	$16,828,121	49.3%
Percentage of revenues	57.3%	54.8%

The increase in our cost of revenues is primarily attributable to the continued growth in advertising campaigns requiring the purchase of appropriate levels of advertising impressions from publishers.  Cost of revenues is comprised primarily of the amounts paid for advertising impressions, third-party data, ad verification, privacy notification, rich media and ad serving expenses directly associated with given campaigns.   The increase in cost of revenues as a percentage of revenue is primarily attributable to higher advertising impression (including video), and data.  Changes in cost of revenues as a percentage of revenue in any given period are also a function of the mix of advertising campaigns and general market conditions.

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Gross profit	$38,020,783	$28,158,661	$9,862,122	35.0%
Percentage of revenues	42.7%	45.2%

The overall increase in gross profit dollars is the primary result of the increase in revenue largely offset by higher cost of revenues.  The decrease in gross profit as a percentage of revenue in 2011 from 2010 is attributable the higher year-over-year growth in cost of revenues as compared to the growth in revenues.    We expect gross margin percentages will continue to range in the mid to low 40’s over the next 12 months due to general market conditions, seasonal fluctuations and varying costs in connection with the dynamic mix of advertising campaigns, data,  ad verification and privacy notification efforts.

 Operating Expenses

Operating expenses consist of general and administrative, sales and marketing, technology support, and amortization of intangible assets.  These are discussed in further detail below.  Total operating expenses increased to $34,631,143 for the nine months ended September 30, 2011, from $24,410,924 for the nine months ended September 30, 2010, an increase of $10,220,219 or 41.9%.  The increase was primarily due to headcount expansion from 107 employees as of September 30, 2010 to 134 employees as of September 30, 2011 (an increase of 25%) and higher compensation, higher sales related expenses, license fees, and increased overhead expenditures necessary to support interclick’s increased business and ongoing product innovation initiatives, including our new audience recommendation engine Genome powered by OSMTM (“Genome”) and costs associated with merger and related activities of approximately $519,000.  These increases were partially offset by the capitalization of approximately $1,387,000 of internal-use software costs during the period (discussed further below) and the absence of a net cease-use charge of approximately $432,000 recognized in the prior year period. As a percentage of revenues, operating expenses decreased to 38.9% for the nine months ended September 30, 2011, from 39.2% for the nine months ended September 30, 2010, representing improved operating efficiency as the business expanded, offset by the expenses associated with merger and related activities.  The majority of hiring was in the operations, technology, product and sales areas to support the growth of our business and the ongoing innovation, development and marketing of our technology platform, including OSM.    We expect to continue hiring at a slower pace than year-over-year revenue growth during the remainder of 2011

In the first quarter of 2011, we began capitalizing the costs of internal-use software development projects.  In connection with these projects, we capitalized approximately $1,386,000 of payroll and payroll related costs attributable to the product development personnel in our technology support group during the nine months ended September 30, 2011.  These costs are amortized over three years as intangible assets as discussed further below.

General and Administrative

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

General and administrative	$16,859,355	$11,248,139	$5,611,216	49.9%
Percentage of revenues	18.9%	18.1%

General and administrative expenses consist primarily of executive, finance, administrative, operations and product support compensation (including stock-based compensation), facilities costs, depreciation, professional fees, licenses, insurance and other expenses.   The increase in general and administrative expenses is primarily attributable to our headcount expansion, higher expenditures necessary to support interclick’s increased business, such as rent, depreciation and insurance, as well as approximately $967,000 of legal litigation expenses that did not occur in the prior year period, and approximately $519,000 of expenses incurred in connection with merger and related activities, partially offset by the absence of a net cease-use charge of approximately $432,000 recognized in the prior year period.   As a percentage of revenue, general and administrative expenses increased year-over-year, due largely to merger and related activity expenses, license fees, and other overhead, including headcount growth. The Company expects general and administrative expenses as a percentage of revenue to generally decline as the business expands, despite legal litigation costs which are currently expected to range between approximately $1.2 million and $1.5 million in 2011.

Sales and Marketing

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Sales and marketing	$12,843,177	$8,767,724	$4,075,453	46.5%
Percentage of revenues	14.4%	14.1%

Sales and marketing expenses consist primarily of compensation (including sales commissions and stock-based compensation) for sales and marketing personnel, sales support resources, marketing and advertising efforts and industry event expenses.  The increase in our sales and marketing expenses is primarily attributable to higher sales-related expenses and headcount expansion.    The Company expects to continue its marketing and advertising efforts for the foreseeable future, including the promotion of the Genome platform.

Technology Support

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Technology support	$4,691,469	$4,276,561	$414,908	9.7%
Percentage of revenues	5.3%	6.9%

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

The increase in technology support is primarily attributable to headcount expansion and higher hosting expenses, largely offset by the capitalization of approximately $1,387,000 of internal-use software costs for the nine months ended September 30, 2011, principally related to the development of Genome.  Such costs included payroll and payroll related costs attributable to product development personnel in our technology support group.  We expect to capitalize, albeit likely to a lesser degree, additional costs associated with the development of internal-use software in the near-term.

As a technology-centric company, interclick is highly dependent on technology related costs to support its infrastructure operations, and differentiated product offerings in the marketplace.  The Company expects that its efforts in this regard will continue to help drive revenue growth and operating effectiveness for the foreseeable future.

Amortization of Intangible Assets

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Amortization of intangible assets	$237,142	$118,500	$118,642	100.1%
Percentage of revenues	0.3%	0.2%

Amortization of intangible assets includes amortization of customer relationships, developed technology, and internal-use software.   The increase in amortization of intangible assets expense is attributable to the capitalization and amortization of internal-use software beginning in the first quarter of 2011.

Other Income (Expense)

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Other income (expense)	$(381,166)	$(734,879)	$353,713	-48.1%
Percentage of revenues	-0.4%	-1.2%

Other income (expense) consists primarily of interest expense, and in the prior year period, other than temporary impairment of available-for-sale securities and warrant derivative liability income.  The decrease in other expense is primarily attributable to the absence of $584,618 in other than temporary impairment of available-for-sale securities recognized in the prior year period.  The vast majority of such available-for-sale securities were sold in December and accordingly no material impairments or loss on these available-for-sale securities is expected to occur in future periods.   This decrease was partially offset by an increase in interest expense to $387,353 for the nine months ended September 30, 2011 from $196,375 for the nine months ended September 30, 2010, in connection with higher outstanding borrowings under our current line of credit versus our former line of credit, as well as increased interest expense incurred on capitalized leases for computer equipment purchased during 2010 and during the nine months ended September 30, 2011.

Income Tax Expense

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Income tax expense	$(1,470,670)	$(1,641,543)	$170,873	-10.4%
Percentage of revenues	-1.7%	-2.6%

Income tax expense for the nine months ended September 30, 2011 is attributable to the decreased taxable income generated by the Company for the nine months ended September 30, 2011 over for the nine months ended September 30, 2010, partially offset by the reversal of an income tax benefit recognized during the three months ended March 31, 2010.   The Company’s effective tax rate for the nine months ended September 30, 2011 was 48.9%.  The Company currently estimates that its effective tax rate will be in the mid to high-40s percentage range for the foreseeable future.

Net Income

	2011	2010	Period-over- Period $ Change	Period-over- Period % Change

Net income	$1,537,804	$1,371,315	$166,489	12.1%
Percentage of revenues	1.7%	2.2%

The increase in net income is largely attributable to revenue growth, operating expenses growing at a slower pace than revenues, the absence of an impairment on available-for-sale securities, the absence of a net cease-use charge, and reduced income tax expense.  The increase was partially offset by higher cost of revenues and higher interest expense.

Reconciliation of GAAP to Non-GAAP Measure

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

GAAP net income	$1,537,804	$1,371,315

Income tax expense	1,470,670	1,641,543

Income before income taxes	3,008,474	3,012,858

Interest expense	387,353	196,375
Interest income	(6,187)	(24,701)
Warrant derivative liability income	-	(21,413)
Other than temporary impairment of available-for sale securities	-	584,618

Operating income	3,389,640	3,747,737

Stock-based compensation	3,599,545	2,800,566
Amortization of intangible assets	237,142	118,500
Depreciation	722,079	502,726
Merger and related expenses	518,751	-

EBITDA	$8,467,157	$7,169,529

Liquidity and Capital Resources

Net cash provided by operating activities during the nine months ended September 30, 2011 totaled $6,175,891 and resulted primarily from net income of $1,537,804, adjusted for non-cash items, including stock-based compensation of $3,599,545, bad debt expense of $222,434, and depreciation and amortization expense of $959,221.  In addition to these non-cash adjustments, cash was positively affected by a net decrease in accounts receivable of $5,506,522.   These increases were partially offset by decreases in accounts payable of $3,618,047, and an increase in prepaid expenses and other current assets of $1,616,571, including prepaid income taxes of $1,311,968.

Net cash used in operating activities during the nine months ended September 30, 2010 totaled $829,104 and resulted primarily from net income of $1,371,315, adjusted for non-cash items, including stock-based compensation of $2,800,566, an other than temporary impairment of available-for-sale securities of $584,618, and depreciation and amortization expense of $621,226.  In addition to these non-cash adjustments, cash was positively affected by an increase in deferred rent attributable to a net cease-use charge of approximately $432,000 relating to the Company’s expansion into larger headquarters in the second quarter of 2010 and an increase in accounts payable of $1,898,976, which is attributable to the overall growth of the business.  These increases were partially offset by an increase in accounts receivable of $8,607,026, which is also attributable to the continued overall growth of the business.

Net cash used in investing activities during the nine months ended September 30, 2011 totaled $1,767,630 and resulted from the purchase of $381,063 of property and equipment, which were necessary as we continue to build out our technology infrastructure and $1,386,567 of costs associated with the development of our various internal-use software platforms, principally the development of Genome.

Net cash used in investing activities during the nine months ended September 30, 2010 totaled $1,942,362 and resulted primarily from $659,425 of purchases of property and equipment and the transfer of $1,294,187 of cash to restricted cash related to certificates of deposit securing letters of credit.

Net cash used in financing activities during the nine months ended September 30, 2011 was $4,347,221 and resulted primarily from the net repayment of $4,500,000 of borrowings under the Company’s current line of credit and $540,662 of payments made on the capitalized leases for property and equipment acquired.  These repayments were partially offset by proceeds of $632,902 received from the exercise of stock options and warrants.

Net cash provided by financing activities during the nine months ended September 30, 2010 was $1,109,521 and resulted primarily from proceeds of $5,200,000 under the current line of credit with Silicon Valley Bank (“SVB”) and proceeds of $336,707 from the exercise of stock options, partially offset by net repayments of $4,208,667 under the former Crestmark Commercial Capital Lending, LLC (“Crestmark”) line of credit and $130,178 of payments on capitalized leases for property and equipment acquired.

During nine months ended September 30, 2011, we acquired $1,933,323 in capital assets, including $1,552,260 of computer equipment through conventional capital leases.   These additions further enhance the features and scale of our technology assets, which are necessary to support both the realization of our growth objectives as well as to advance interclick’s present competitive position.  For the remainder of 2011, we expect to acquire up to approximately $1,000,000 in additional capital assets, a significant portion of which will likely be financed through capital leases.

As of September 30, 2011, the balance outstanding on the SVB line of credit was $4,000,000.  As of September 30, 2011, the Company had $11,000,000 of borrowing capacity available under the SVB line of credit based on the availability of eligible accounts receivable.

As of September 30, 2011, the Company has an outstanding standby letter of credit in the amount of $294,700 for the benefit of the landlord of the Company’s New York office facilities.  This letter of credit is secured by a certificate of deposit, which at September 30, 2011, is classified as restricted cash, a non-current asset.

At September 30, 2011, interclick had working capital of $28,808,125, including $12,511,690 in cash and cash equivalents, $500,208 in a short-term investment, and $500,820 in near-term restricted cash.  interclick’s working capital is impacted by the seasonal nature of its business, whereby revenue and receivables are typically weakest in the first quarter and strongest in the fourth quarter.  As of November 8, 2011, interclick had approximately $14,296,000 of cash and cash equivalents and $298,000 in total restricted cash.   Due to this cash position, full use of the SVB line of credit has recently not been necessary.  interclick has delivered positive EBITDA for more than two years.  We discuss this non-GAAP financial measure and its limitations under Company Overview above.   Management anticipates that revenues will continue to increase for the foreseeable future.   For all of these reasons, interclick expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

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

The Company’s bad debt reserve was $637,538, or approximately 1.6% of gross accounts receivable as of September 30, 2011 as compared to $563,512, or 1.25% of gross accounts receivable as of December 31, 2010.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of factors either within or outside our control.  These include, but are not limited to, intense competition, the worsening of current economic conditions, a potential decrease in corporate advertising spending, a potential decrease in consumer spending, the condition of the domestic and global credit and capital markets, higher-than-expected expenses, our ability to generate revenue and effectively operate the business, the uncertainty of regulatory approval and the parties’ ability to satisfy the Tender Offer and Merger Agreement conditions and consummate the transaction.

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

On August 17, 2011, ruling on the Company’s and the advertisers’ motions to dismiss the Amended Complaint, the Court dismissed the sole remaining federal claim alleging violation of the Computer Fraud and Abuse Act  and the state law claims for breach of implied contract and tortious interference with prejudice, and dismissed all claims against the advertisers with prejudice.  The only remaining claims are claims against the Company for trespass to chattels and under New York’s Consumer Protection Law (General Business Law Section 349).

On September 16, 2011, the Company filed an Answer to the Amended Complaint, denying plaintiff’s claims. As previously noted, the Company believes the case is entirely without merit and intends to vigorously defend its prior practices and technology.

On November 8, 2011, a purported class action lawsuit was filed in the Supreme Court of the State of New York, New York County, under the caption Sam Elghanian, individually and on behalf of all others similarly situated v. interclick, inc. et al., Index No. 653101/2011. The plaintiff alleges that members of the Board of Directors breached their fiduciary duties by, amongst other things, agreeing to sell the Company for inadequate consideration. The lawsuit names the Company and the members of the Board of Directors as defendants and seeks, among other relief, an injunction over the proposed sale of the Company to Yahoo.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Name or Class	Date Sold	No. of Securities	Consideration

Warrant holder (1)	July 7, 2011	7,500 shares of common stock	$33,300

(1)	Exemption under Section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit		Filed or Furnished
#	Exhibit Description	Herewith

31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

**  Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

interclick, inc.

November 10, 2011	/s/ Michael Katz
Michael Katz
Chief Executive Officer
(Principal Executive Officer)

November 10, 2011	/s/ Roger Clark
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

**  Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.